Form 10-Q
period 1996-03-30
GE GLOBAL INSURANCE HOLDING CORP
filed 1996-05-14
CIK 947354

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


                                      FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                    For the quarterly period ended March 30, 1996


                                         OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from _________ to __________

                           Commission file number 0-27394

                       GE GLOBAL INSURANCE HOLDING CORPORATION
               (Exact name of Registrant as specified in its charter)

               Delaware                             95-3435367
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)            Identification Number)

 5200 Metcalf, Overland Park, Kansas                   66201
(Address of Principal Executive Offices)            (Zip Code)

         Registrant's telephone number, including area code: (913) 676-5200

                             --------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

AT APRIL 30, 1996, 1,000 SHARES OF COMMON STOCK WITH A PAR VALUE OF $5,000 WERE OUTSTANDING.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                    TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----

PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements.......................................        1

   Item 2.     Management's Discussion and Analysis of Results of Operations      5

   Exhibit 12  Computation of Ratio of Earnings to Fixed Charges                  6


PART II - OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K.............................      7

   Signatures.............................................................        8

   Index to Exhibits.....................................................         9


                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       GE Global Insurance Holding Corporation
                                  and Subsidiaries

          Condensed Consolidated Statements of Income and Retained Earnings
                                     (Unaudited)




                                                       Three months ended
                                                  March 30,1996  April 1, 1995
                                                    -------------------------
                                                         (In Millions)

REVENUES
Net premiums written                                  $2,089      $1,018
                                                    =========================

Net premiums earned                                   $1,236      $  679
Net investment income                                    203         139
Net realized gains on investments                         86          41
Other revenues                                            12           7
                                                    -------------------------
Total revenues                                         1,537         866


EXPENSES
Claims, claim expenses and policy benefits               952         502
Acquisition costs                                        254         141
Other operating costs and expenses                       103          54
                                                    -------------------------
Total expenses                                         1,309         697
                                                    -------------------------

Income before income taxes, dividends on
  subsidiary's preferred stock and minority interest     228         169

Income tax expense                                        70          34
Dividends on subsidiary's preferred stock                 20          23
Minority interest                                          2           -
                                                    -------------------------
Net income                                               136         112


Dividends on preferred stock                              (2)          -
Retained earnings at beginning of period               2,743       2,337
                                                    -------------------------
Retained earnings at end of period                    $2,877      $2,449
                                                    =========================


See notes to condensed, consolidated financial statements.

                       GE Global Insurance Holding Corporation
                                  and Subsidiaries

                        Condensed Consolidated Balance Sheets



                                                  (Unaudited)
                                                March 30, 1996 December 31, 1995
                                             --------------------------------
                                                        (In Millions)

ASSETS
Investments:
  Fixed maturities available-for-sale, at
     fair value                                      $12,770     $12,991
  Equity securities available-for-sale, at
     fair value                                        1,903       1,822
  Other invested assets                                  571         581
                                              -------------------------------
Total investments                                     15,244      15,394

Cash                                                     482         455
Premiums receivable                                    3,906       3,298
Other receivables                                      1,394       1,507
Reinsurance recoverables                               2,392       2,936
Deferred acquisition costs                               704         474
Other assets                                           1,756       1,549
                                              -------------------------------
Total assets                                         $25,878      $25,613
                                              ===============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Claims and claim expenses                          $11,175      $11,842
  Accumulated contract values                          1,798        1,809
  Future policy benefits for life and
     health contracts                                    722          719
  Unearned premiums                                    2,515        1,328
  Other reinsurance balances                           1,745        1,901
  Other liabilities                                    1,990        2,012
  Short-term debt                                          -          600
  Long-term debt                                         555            -
                                              -------------------------------
Total liabilities                                     20,500       20,211

Preferred stock of subsidiary                          1,167        1,167
Minority interest                                         41           44

Stockholder's equity:
  Common stock, $5,000 par value; authorized,
    issued and outstanding - 1,000 shares                  5            5
  Preferred stock, $100,000 par value; authorized,
    issued and outstanding - 1,500 shares                150          150
  Paid-in capital                                        845          845
  Unrealized appreciation of investments                 288          436
  Currency translation adjustments                         5           12
  Retained earnings                                    2,877        2,743
                                              -------------------------------
Total stockholder's equity                             4,170        4,191
                                              -------------------------------
Total liabilities and stockholder's equity           $25,878      $25,613
                                              ===============================


See notes to condensed, consolidated financial statements.

                       GE Global Insurance Holding Corporation
                                  and Subsidiaries

                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)




                                                       Three months ended
                                                  March 30,1996  April 1, 1995
                                                    -------------------------
                                                         (In Millions)

Net cash provided from operating activities             $178         $409

Cash flows from investing activities:
  Fixed maturities available-for-sale:
     Purchases                                        (1,579)      (1,173)
     Sales                                             1,340          939
     Maturities                                          129          143
  Equity securities available-for-sale:
     Purchases                                          (330)        (184)
     Sales                                               334          134
  Net (purchases) sales of short-term investments          5         (220)
  Other investing activities                              (8)         (17)
                                                 ----------------------------
Net cash used in investing activities                   (109)        (378)

Cash flows from financing activities:
  Dividends paid                                          (2)           -
  Change in contract deposits                            (31)          11
  Net contract accumulation receipts/(payments)            9         (120)
  Principal payments on short-term debt                 (600)           -
  Proceeds from long-term debt                           555            -
                                                 ----------------------------
Net cash used in financing activities                    (69)        (109)
Effect of exchange rate changes on cash                   27          101
                                                 ----------------------------
Change in cash                                            27           23
Cash, beginning of period                                455          341
                                                 ----------------------------
Cash, end of period                                     $482         $364
                                                 ============================


See notes to condensed, consolidated financial statements.

                       GE Global Insurance Holding Corporation
                                  and Subsidiaries

                Notes to Condensed, Consolidated Financial Statements
                                     (Unaudited)


1. The condensed, consolidated financial statements represent a consolidation of GE Global Insurance Holding Corporation ("GE Global") and its wholly owned subsidiary, Employers Reinsurance Corporation and its consolidated subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of March 30, 1996, and the results of operations and cash flows for the three-month interim periods ended March 30, 1996, and April 1, 1995, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and notes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three months ended March 30, 1996, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. A newly issued accounting standard was adopted in the first quarter of 1996 with no significant effect on the financial position or results of operations of the Corporation.

     Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.


OVERVIEW

     Net earnings for the first quarter of 1996 were $136 million, a $24 million increase from the first quarter of 1995. The increase was primarily driven by increased premium and investment income resulting from the 1995 acquisitions of over 93% of Frankona Ruckversicherungs-Aktien-Gesellschaft and certain assets representing a majority of the reinsurance business of Aachener Ruckversicherungs-Gesellschaft Aktiengesellschaft (the "Acquired Businesses"). Other factors affecting net earnings were increased net realized gains
(excluding the Acquired Businesses), which were principally offset by an increase in claims, claim expenses and policy benefits associated with the strengthening of loss reserves.

     The significant increase in 1996 first quarter net premiums written is not proportional to the increase in net premiums earned because a large proportion of the direct policies reinsured by the Acquired Businesses renew on January 1 of each year and will be earned ratably over the calendar year. This causes a significant increase in net written premiums for the first quarter of 1996 and this trend will continue in the future.

OPERATING RESULTS

     NET PREMIUMS WRITTEN increased $1,071 million for the first quarter of 1996, including $1,113 million from the Acquired Businesses. The offsetting $42 million decrease is due primarily to a decrease in domestic net premiums written associated with a general decrease in reinsurance rates.

     NET PREMIUMS EARNED increased $557 million over the first quarter of the prior year, primarily due to $529 million from the Acquired Businesses. The remaining $28 million increase in net premiums earned is principally attributed to growth in the other international operations.

     NET INVESTMENT INCOME increased $64 million for the first quarter of 1996, principally due to $59 million from the Acquired Businesses. The remaining $5 million increase in net investment income is primarily caused by the growth in the investment portfolio which has been partially offset by transferring assets from fixed income portfolios to equity portfolios.

     NET REALIZED GAINS ON INVESTMENTS increased $45 million over the first quarter of the prior year, which includes $13 million from the Acquired Businesses. The remaining $32 million increase in net realized investment gains is principally attributed to capitalizing on favorable global market conditions that existed in the first quarter of 1996 and utilization of realized gains to achieve a total return on the equity portfolios.

     CLAIMS, CLAIM EXPENSES AND POLICY BENEFITS increased $450 million for the first quarter of 1996, including $391 million from the Acquired Businesses. The remaining $59 million increase in claims, claim expenses and policy benefits is consistent with the increase in net premiums earned and is also due to strengthening loss reserves principally associated with long-term disability business.

     ACQUISITION COSTS increased $113 million over the first quarter of the prior year, primarily due to $108 million related to the Acquired Businesses. The remaining $5 million increase is consistent with the increase in net premiums earned associated with international operations.

     OTHER OPERATING COSTS AND EXPENSES increased $49 million for the first quarter of 1996, including $41 million related to the Acquired Businesses. The remaining $8 million increase in such costs and expenses reflects an increase in underwriting and marketing sales force staffing, and related marketing expenses.

     INCOME TAX EXPENSE increased $36 million over the first quarter of the prior year, including $28 million related to the Acquired Businesses. The remaining $8 million increase in income tax expense is principally due to the increase in net realized investment gains.

                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Listing of Exhibits.

      12    Computation of ratio of earnings to fixed charges

      27    Financial Data Schedule (filed electronically only)

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GE GLOBAL INSURANCE HOLDING CORPORATION



Date:  May 14, 1996              By:  /s/ JAMES DORE
                                     --------------------
                                     James Dore
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)