Form 10-Q
period 1996-06-29
GE GLOBAL INSURANCE HOLDING CORP
filed 1996-08-13
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION



                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q
                           --------------------------


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                           --------------------------

                         Commission file number 0-27394
                           --------------------------


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                  95-3435367
             (State or other jurisdiction of    (I.R.S. Employer
              incorporation or organization)     Identification No.)

             5200 METCALF, OVERLAND PARK, KANSAS      66201
          (Address of principal executive offices)  (Zip Code)

                                 (913) 676-5200
              (Registrant's telephone number, including area code)

                           --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     At July 31, 1996, 1,000 shares of common stock with a par value of $5,000 were outstanding.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                          TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION.

Item 1.              Financial Statements............................................................1

Item 2.              Management's Discussion and Analysis of Results of Operations...................5

Exhibit 12.          Computation of Ratio of Earnings to Fixed Charges...............................6


PART II - OTHER INFORMATION.

Item 6.              Exhibits and Reports on Form 8-K................................................7

Signatures.          ................................................................................8

Index to Exhibits.   ................................................................................9

                                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                      AND SUBSIDIARIES

                             CONDENSED, CONSOLIDATED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                                         (Unaudited)

                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        ------------------                      ----------------
(In millions)                                     JUNE 29, 1996    JUNE 30, 1995         JUNE 29, 1996   JUNE 30, 1995
                                                  -------------    -------------         -------------   -------------
REVENUES
Net premiums written                                   $  811          $  664                $2,900          $1,682
                                                       ======          ======                ======          ======

Net premiums earned                                    $1,052          $  757                $2,288          $1,436
Net investment income                                     211             152                   414             291
Net realized gains on investments                          34              56                   120              97
Other revenues                                             (6)              6                     6              13
                                                       ------          ------                ------          ------
Total revenues                                          1,291             971                2,828           1,837
                                                       ------          ------                ------          ------

COSTS AND EXPENSES
Claims, claim expenses and policy benefits                758             580                 1,710           1,082
Acquisition costs                                         258             173                   512             314
Other operating costs and expenses                         90              52                   193             106
                                                       ------          ------                ------          ------
Total costs and expenses                                1,106             805                 2,415           1,502
                                                       ------          ------                ------          ------

EARNINGS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                       185             166                   413             335

Provision for income taxes                                 28              36                    98              70
Minority interest in net earnings of
  consolidated subsidiaries                                23              24                    45              47
                                                       ------          ------                ------          ------

NET EARNINGS                                              134             106                   270             218
Dividends on preferred stock                               (2)              -                    (4)              -
Retained earnings at beginning of period                2,877           2,449                 2,743           2,337
                                                       ------          ------                ------          ------
RETAINED EARNINGS AT END OF PERIOD                     $3,009          $2,555                $3,009          $2,555
                                                       ======          ======                ======          ======




See Notes to Condensed, Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED).

                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                      AND SUBSIDIARIES

                                   CONDENSED, CONSOLIDATED STATEMENT OF FINANCIAL POSITION


(In millions)                                                      JUNE 29, 1996            DECEMBER 31, 1995
                                                                   -------------            -----------------
                                                                    (UNAUDITED)
ASSETS
Investments:
  Fixed maturity securities available-for-sale, at fair value         $12,582                    $12,991
  Equity securities, at fair value                                      1,999                      1,822
  Other invested assets                                                   528                        581
                                                                      -------                    -------
Total investments                                                      15,109                     15,394

Cash                                                                      600                        455
Premiums receivable                                                     3,333                      3,298
Other receivables                                                       1,416                      1,507
Reinsurance recoverables                                                2,384                      2,936
Deferred insurance acquisition costs                                      631                        474
Other assets                                                            1,685                      1,549
                                                                      -------                    -------
TOTAL ASSETS                                                          $25,158                    $25,613
                                                                      =======                    =======


LIABILITIES AND EQUITY
Claims and claim expenses                                             $11,286                    $11,842
Accumulated contract values                                             1,786                      1,809
Future policy benefits for life and health contracts                      627                        719
Unearned premiums                                                       1,995                      1,328
Other reinsurance balances                                              1,568                      1,901
Other liabilities                                                       1,917                      2,012
Short-term borrowings                                                       -                        600
Long-term borrowings                                                      555                          -
                                                                      -------                    -------
  Total liabilities                                                    19,734                     20,211
                                                                      -------                    -------

Minority interest in equity of consolidated subsidiaries                1,199                      1,211
                                                                      -------                    -------

Common stock                                                                5                          5
Preferred stock                                                           150                        150
Paid-in capital                                                           845                        845
Unrealized gains on investment securities                                 215                        436
Foreign currency translation adjustments                                    1                         12
Retained earnings                                                       3,009                      2,743
                                                                      -------                    -------
  Total stockholder's equity                                            4,225                      4,191
                                                                      -------                    -------
TOTAL LIABILITIES AND EQUITY                                          $25,158                    $25,613
                                                                      =======                    =======




See Notes to Condensed, Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED).


                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                      AND SUBSIDIARIES

                                       CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                               ----------------
(In millions)                                                      JUNE 29, 1996              JUNE 30, 1995
                                                                   -------------              -------------
CASH FROM OPERATING ACTIVITIES                                           $351                       $362
                                                                         ----                       ----

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available-for-sale:
  Purchases                                                            (2,963)                    (2,384)
  Sales                                                                 2,578                      2,093
  Maturities                                                              270                        308
Equity securities:
  Purchases                                                              (801)                      (472)
  Sales                                                                   758                        425
Net (purchases) sales of short-term investments                            19                       (206)
Other investing activities                                                137                        (18)
                                                                         ----                       ----
  Cash used for investing activities                                       (2)                      (254)
                                                                         ----                       ----

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                             (4)                         -
Change in contract deposits                                                37                         32
Net contract accumulation receipts/(payments)                              21                       (126)
Contribution to capital                                                     1                          -
Principal payments on short-term borrowings                              (600)                         -
Proceeds from long-term borrowings                                        555                          -
                                                                         ----                       ----
  Cash from (used for) financing activities                                10                        (94)
Effect of exchange rate changes on cash                                  (214)                       135
                                                                         ----                       ----
INCREASE IN CASH                                                          145                        149
Cash at beginning of period                                               455                        341
                                                                         ----                       ----
Cash at end of period                                                    $600                       $490
                                                                         ====                       ====




See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The accompanying condensed, consolidated quarterly financial statements represent the adding together of GE Global Insurance Holding Corporation and its wholly-owned subsidiary, Employers Reinsurance Corporation and its consolidated subsidiaries (collectively called "the Corporation"). All significant intercompany transactions have been eliminated. Certain prior-period data have been reclassified to conform to the current presentation.

2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. A newly issued accounting standard was adopted in the first quarter of 1996 and did not have a material effect on the financial position or results of operations of the Corporation. Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.


OVERVIEW

     Net earnings for the first half of 1996 were $270 million, a $52 million increase from the first half of 1995. The increase was primarily the result of premium and investment income from the 1995 acquisitions of over 93% of Frankona Ruckversicherungs-Aktien-Gesellschaft and certain assets representing a majority of the reinsurance business of Aachener Ruckversicherungs-Gesellschaft Aktiengesellschaft (the "Acquired Businesses").

     The significant increase in 1996 first half net premiums written is not proportional to the increase in net premiums earned because a large proportion of the direct policies reinsured by the Acquired Businesses renew on January 1 of each year and will be earned ratably over the calendar year.

OPERATING RESULTS

     NET PREMIUMS WRITTEN increased $1,218 million for the first half of 1996, including $1,335 million from the Acquired Businesses. The offsetting $117 million decrease is primarily the result of a decrease in domestic net premiums written associated with the Corporation's termination of certain property and casualty reinsurance contracts and a slight decrease in reinsurance rates.

     NET PREMIUMS EARNED increased $852 million over the first half of the prior year, primarily attributable to $961 million of the Acquired Businesses, partially offset by a slight decrease in domestic net premiums written.

     NET INVESTMENT INCOME increased $123 million for the first half of 1996, with most of the increase attributable to the Acquired Businesses.

     NET REALIZED GAINS ON INVESTMENTS increased $23 million over the first half of the prior year, primarily because of the Acquired Businesses.

     CLAIMS, CLAIM EXPENSES AND POLICY BENEFITS increased $628 million for the first half of 1996, an increase that was more than accounted for by the Acquired Businesses.

     ACQUISITION COSTS increased $198 million over the first half of the prior year, an increase that was more than accounted for by the Acquired Businesses and was in line with changes in net premiums earned.

     OTHER OPERATING COSTS AND EXPENSES increased $87 million for the first half of 1996, with most of the increase related to the Acquired Businesses.

     INCOME TAX EXPENSE increased $28 million over the first half of the prior year, including $38 million related to the Acquired Businesses. The offsetting $10 million decrease comprised $15 million resulting from the decline in underwriting results reduced by $5 million associated with an increase in the effective tax rate caused by the shift from tax-exempt investment income to taxable realized gains.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


a.       EXHIBITS.

         Exhibit 12.  Computation of ratio of earnings to fixed charges

         Exhibit 27.  Financial Data Schedule (filed electronically only)

b.       REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GE GLOBAL INSURANCE HOLDING CORPORATION
                                    ---------------------------------------
                                                 (Registrant)



Date:  August 13, 1996           By:               /s/ JAMES DORE
                                    --------------------------------------------
                                                     James Dore
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


                                INDEX TO EXHIBITS



 EXHIBIT NO.                                                                Page
 -----------                                                                ----


    12        Computation of ratio of earnings to fixed charges...............6

    27        Financial Data Schedule (filed electronically only)