Form 10-Q
period 1996-09-28
GE GLOBAL INSURANCE HOLDING CORP
filed 1996-11-12
CIK 947354

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

                For the quarterly period ended September 28, 1996
                                               ------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period form _________ to __________

                         ------------------------------
                         Commission file number 0-27394
                         ------------------------------


                     GE Global Insurance Holding Corporation
             -----------------------------------------------------
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

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At October 31, 1996, 1,000 shares of common stock with a par value of $5,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.


                                                        TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
    PART I - FINANCIAL INFORMATION.

     Item 1.              Financial Statements..........................................................1-4

     Item 2.              Management's Discussion and Analysis of Results of Operations.................5-6

     Exhibit 12.          Computation of Ratio of Earnings to Fixed Charges...............................7


    PART II - OTHER INFORMATION.

     Item 6.              Exhibits and Reports on Form 8-K................................................8

     Signatures.          ................................................................................9

     Index to Exhibits.   ...............................................................................10


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)

                                                        Three Months Ended                       Nine Months Ended
(In millions)                                  September 28,       September 30,          September 28,    September 30,
                                               -------------       -------------          -------------    -------------
                                                    1996                1995                   1996             1995
                                                    ----                ----                   ----             ----
Revenues
Net premiums written                               $   777              $  810                   $3,677           $2,492
                                                    ======              ======                   ======           ======

Net premiums earned                                 $1,075              $1,230                   $3,363           $2,666
Net investment income                                  206                 187                      620              478
Net realized gains on investments                       43                  42                      163              139
Other revenues                                          21                   9                       27               22
                                                    ------              ------                   ------           ------
Total revenues                                       1,345               1,468                    4,173            3,305
                                                    ------              ------                   ------           ------

Costs and Expenses
Claims, claim expenses and policy benefits             705                 966                    2,415            2,048
Acquisition costs                                      307                 264                      819              578
Other operating costs and expenses                     116                  79                      309              185
                                                    ------              ------                   ------           ------
Total costs and expenses                             1,128               1,309                    3,543            2,811
                                                    ------              ------                   ------           ------

Earnings before income taxes and
   minority interest                                   217                 159                      630              494

Provision for income taxes                              49                  16                      147               86
Minority interest in net earnings of
   consolidated subsidiaries                            22                  24                       67               71
                                                    ------              ------                   ------           ------

Net earnings                                           146                 119                      416              337
Dividends on preferred stock                            (2)                  -                       (6)               -
Retained earnings at beginning of period             3,009               2,555                    2,743            2,337
                                                    ------              ------                   ------           ------
Retained earnings at end of period                  $3,153              $2,674                   $3,153           $2,674
                                                    ======              ======                   ======           ======



See Notes to Condensed, Consolidated Financial Statements.


Item 1.  Financial Statements (Continued).

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                    September 28, 1996           December 31, 1995
                                                                 ------------------           -----------------
                                                                    (Unaudited)
Assets
Investments:
  Fixed maturity securities available-for-sale, at fair value          $13,192                     $12,991
  Equity securities, at fair value                                       2,046                       1,822
  Other invested assets                                                    687                         581
                                                                       -------                     -------
Total investments                                                       15,925                      15,394

Cash                                                                       591                         455
Premiums receivable                                                      2,642                       3,298
Other receivables                                                        1,369                       1,507
Reinsurance recoverables                                                 2,459                       2,936
Deferred insurance acquisition costs                                       566                         474
Other assets                                                             1,517                       1,549
                                                                       -------                     -------
Total assets                                                           $25,069                     $25,613
                                                                       =======                     =======


Liabilities and equity
Claims and claim expenses                                              $11,308                     $11,842
Accumulated contract values                                              1,786                       1,809
Future policy benefits for life and health contracts                       787                         719
Unearned premiums                                                        1,610                       1,328
Other reinsurance balances                                               1,085                       1,901
Other liabilities                                                        2,298                       2,012
Short-term borrowings                                                        -                         600
Long-term borrowings                                                       556                           -
                                                                       -------                     -------
  Total liabilities                                                     19,430                      20,211
                                                                       -------                     -------

Minority interest in equity of consolidated  subsidiaries                1,205                       1,211
                                                                       -------                     -------

Common stock                                                                 5                           5
Preferred stock                                                            150                         150
Paid-in capital                                                            845                         845
Unrealized gains on investment securities                                  284                         436
Foreign currency translation adjustments                                    (3)                         12
Retained earnings                                                        3,153                       2,743
                                                                       -------                     -------
  Total stockholder's equity                                             4,434                       4,191
                                                                       -------                     -------
Total liabilities and equity                                           $25,069                     $25,613
                                                                       =======                     =======



See Notes to Condensed, Consolidated Financial Statements.

Item 1.  Financial Statements (Continued).


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                                               Nine Months Ended
(In millions)                                                   September 28, 1996           September 30, 1995
                                                                ------------------           ------------------
Cash from operating activities                                          $  617                      $  747
                                                                        ------                      ------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
  Purchases                                                             (4,652)                     (3,723)
  Sales                                                                  3,649                       2,912
  Maturities                                                               428                         493
Equity securities:
  Purchases                                                               (973)                       (948)
  Sales                                                                    904                         813
Net purchases of short-term investments                                   (137)                        (85)
Business acquisitions, net of cash acquired                                  -                        (807)
Other investing activities                                                 134                         (18)
                                                                        ------                      ------
  Cash used for investing activities                                      (647)                     (1,363)
                                                                        ------                      ------

Cash Flows From Financing Activities
Change in contract deposits                                                388                          27
Net contract accumulation receipts/(payments)                                2                        (184)
Proceeds from short-term borrowings                                          -                         600
Principal payments on short-term borrowings                               (600)                          -
Proceeds from long-term borrowings                                         556                           -
Contribution to capital                                                      -                         300
Proceeds from issuance of preferred stock                                    -                         150
Dividends paid                                                              (6)                          -
                                                                        ------                      ------
  Cash from financing activities                                           340                         893
                                                                        ------                      ------

Effect of exchange rate changes on cash                                   (174)                        101
                                                                        ------                      ------
Increase in cash                                                           136                         378
Cash at beginning of period                                                455                         341
                                                                        ------                      ------
Cash at end of period                                                   $  591                      $  719
                                                                        ======                      ======




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

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first nine months of 1996 were $416 million, a $79 million increase over the first nine months of 1995. The increase was primarily the result of premium and investment income from the 1995 acquisitions of Frankona Ruckversicherungs-Aktien-Gesellschaft and certain assets representing a majority of the reinsurance business of Aachener Ruckversicherungs-Gesellschaft Aktiengesellschaft (the "Acquired Businesses").

The Company's two primary business segments are property and casualty insurance/reinsurance and life reinsurance. The Company's business is conducted throughout the world utilizing its headquarters, subsidiaries and various branch locations.

Property and casualty insurance/reinsurance is the largest of the two business segments and typically the underwriting performance of this business is measured in terms of a combined ratio. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. The combined ratio (calculated in accordance with generally accepted accounting principles) for the property and casualty insurance/reinsurance operations was 102.0% for the nine months ended September 28, 1996 compared to 106.1% for the comparable period in 1995. The primary reason for the improvement in the combined ratio in 1996 is a general decrease in international incurred losses, both frequency and severity of claims.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes and minority interest. Revenues include life insurance premiums, net investment income, realized investment gains, and income from certain investment-related products. For the nine months ended September 28, 1996, the life reinsurance segment generated revenues and earnings before income taxes and minority interest of $646 million and $129 million, respectively, compared to $404 million and $116 million, respectively, for the same period in 1995. These increases are primarily attributable to the Acquired Businesses.


Operating Results

Net premiums written increased $1,185 million over the first nine months of 1995, including $1,294 million related to the Acquired Businesses. The offsetting $109 million decrease is primarily the result of lower domestic property and casualty net premiums written associated with the Corporation's termination of certain property and casualty reinsurance contracts and a slight decline in reinsurance rates.

Net premiums earned increased $697 million over the first nine months of 1995, primarily attributable to $945 million related to the Acquired Businesses, offset by the impact of the decreases occurring in domestic property and casualty net premiums written. The significant increase in 1996 net premiums written is not proportional to the increase in net premiums earned because a large proportion of the direct policies reinsured by the Acquired Businesses renew on January 1 of each year and will be earned ratably over the calendar year.

Net investment income increased $142 million over the first nine months of 1995, with most of the increase attributable to the Acquired Businesses.

Net realized gains on investments increased $24 million over the first nine months of 1995, largely because of the Acquired Businesses.

Claims, claim expenses and policy benefits increased $367 million over the first nine months of 1995, primarily related to the Acquired Businesses, partially offset by a slight decrease in domestic property and casualty reinsurance claims and claim expenses.

Acquisition costs increased $241 million over the first nine months of 1995, an increase that was primarily attributable to the Acquired Businesses and was in line with changes in net premiums earned.

Other operating costs and expenses increased $124 million over the first nine months of 1995, with most of the increase related to the Acquired Businesses.

Income tax expense increased $61 million over the first nine months of 1995, primarily related to the Acquired Businesses.

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

                                GE GLOBAL INSURANCE HOLDING CORPORATION
                                ---------------------------------------
                                            (Registrant)



Date:  November 12, 1996        By:            /s/ JAMES DORE
                                    --------------------------------------------
                                                   James Dore,
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


                                Index to Exhibits



     Exhibit No.                                                            Page
     -----------                                                            ----


         12     Computation of ratio of earnings to fixed charges.............7

         27     Financial Data Schedule (filed electronically only)