Form 10-K
period 1996-12-31
GE GLOBAL INSURANCE HOLDING CORP
filed 1997-03-28
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________

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

           Securities registered pursuant to Section 12(b) of the Act:

       7% Notes Due February 15, 2026              New York Stock Exchange
             (Title of Class)                     (Name of each exchange on
                                                       which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $5,000.00 per share
                                (Title of Class)
                    -----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1997. None.

At February 28, 1997, 1,000 shares of common stock with a par value of $5,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                          Page
PART I
   Item 1.    Business.......................................................1
   Item 2.    Properties....................................................12
   Item 3.    Legal Proceedings.............................................12
   Item 4.    Submission of Matters to a Vote of Security Holders...........12


PART II
   Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters.......................................12
   Item 6.    Selected Financial Data.......................................12
   Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................13
   Item 8.    Financial Statements and Supplementary Data...................20
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.................................20


PART III
   Item 10.   Directors and Executive Officers..............................20
   Item 11.   Executive Compensation........................................20
   Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management............................................20
   Item 13.   Certain Relationships and Related Transactions................20

PART IV
   Item 14.   Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K..............................................21

                                     PART I

Item 1.  Business.

     GE Global Insurance Holding Corporation ("GE Global" and, together with its subsidiaries, the "Company"), through its direct and indirect subsidiaries, is principally engaged in the reinsurance business in the United States and throughout the world. All the outstanding common stock of GE Global is owned by General Electric Capital Services, Inc. ("GE Capital Services"), formerly
General Electric Financial Services, Inc., which in turn is wholly-owned by General Electric Company ("GE Company").

Overview of the Reinsurance Industry

     Reinsurance is a form of insurance in which a reinsurer indemnifies a primary insurer against part or all of the liability assumed by the primary insurer under one or more insurance policies. Reinsurance may provide a primary insurer with several major benefits: a reduction in net liability of individual risks, protection against catastrophic losses, reduction of financial leverage and stabilization of operating results. Reinsurance may also provide a primary insurer the ability to increase its underwriting capacity by allowing the primary insurer to accept larger risks and to more rapidly expand its book of business.

     The global reinsurance industry continues to be impacted by industry consolidation, excess market capacity and primary insurers seeking alternative forms of risk transfer such as insurance captives, structured securities and derivative products. Global reinsurers are offering ways to meet the demands of this changing global market by searching for ways to expand their markets, entering into new reinsurance niches, offering new reinsurance products and spreading their risks geographically. This changing reinsurance environment may affect the industry's profitability which has historically been influenced by the insurance industry's underwriting cycle, changes in interest rates and catastrophic events.

General

     GE Global's principal subsidiary is Employers Reinsurance Corporation ("ERC"). ERC was established in 1914 and principally writes property and casualty reinsurance. ERC is the second largest reinsurance company in the United States, based on 1995 statutory net premiums written, and the third largest in the world, based on 1994 statutory net premiums written. The Company is also a provider of life and healthcare reinsurance and writes some lines of primary health, property and casualty and workers' compensation insurance.

     The Company conducts business and services its accounts through a network of local offices located in cities throughout the world. At December 31, 1996, the Company had 21 offices in North America, 10 offices in Europe and 8 offices in the Asia/Pacific region.

     As one of the largest direct writers of reinsurance in the world, the Company works directly with its clients which enhances the Company's ability to evaluate its clients and their respective risks and allows the Company to be more responsive to the individual needs of its customers. The Company utilizes its network of local offices throughout the world to service the particular needs of its reinsurance clients. This system enables the Company to provide a wider range of services targeted at the needs of a particular market. To enhance its responsiveness to customer needs, the Company is continuing to decentralize underwriting decisions and customer service in its property and casualty segment.

     The Company manages and diversifies its risk through the careful underwriting of risks, active claims management and the purchase of retrocessional coverage. The Company monitors adherence to underwriting guidelines through the use of computer systems and internal audits.

     The Company's business strategy is to continue to increase its reinsurance market share by expanding its international operations through internal growth, enhancing the Company's domestic position with the large regional and national primary insurers while retaining the Company's focus on small and medium regional customers, by expanding the Company's product lines to take advantage of market niche opportunities and by selectively acquiring existing businesses. The Company does not intend, however, to increase market share at the expense of its underwriting results.

     The Company has expanded its global operations in recent years through acquisitions of both property and casualty and life reinsurance business. In the third quarter of 1995, the Company acquired over 93% of Frankona Ruckversicherungs-Aktien-Gesellschaft ("Frankona Re") and certain assets comprising a majority of the reinsurance business of Aachener Ruckversicherungs-Gesellschaft-Aktiengesellschaft, two major reinsurance businesses in Germany. Currently, the Company's ownership percentage of Frankona Re has increased to approximately 98% through the purchase of additional shares owned by minority shareholders. The Company also acquired a large block of life and health reinsurance business from NRG Victory Reinsurance Limited in the United Kingdom during 1994.

     These acquisitions together with existing companies in London and Copenhagen have been fully integrated and these individual companies together are marketed as the "ERC Frankona Group." The coordinated activities of the individual companies of the ERC Frankona Group produce synergies in its global reinsurance business. In combining and integrating the various businesses, the ERC Frankona Group has carefully evaluated the resulting mix of business and accumulation of risks. The accumulation of risks has been proactively managed through adjustment of the Company's retrocession program and a reduction in ERC Frankona Group's aggregate exposures on certain reinsurance programs.

     Also in recent years, the Company has expanded its global business through the extension of its local office network. The Company opened offices in Hong Kong in 1994, Tokyo and Mexico City in 1995 and Sydney, Melbourne, Brisbane and Auckland in 1996. Consistent with its global expansion strategy, the Company anticipates further expanding its presence in the Asia/Pacific and Latin America regions.

     Unless otherwise indicated, all financial data has been prepared in accordance with United States generally accepted accounting principles ("GAAP").

Lines of Business

     The Company's two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. The Company's principal product lines under the property and casualty segment are traditional property and casualty reinsurance, healthcare reinsurance and specialty insurance (generally primary property and casualty insurance) and its principal product lines under the life reinsurance segment are traditional life reinsurance and financial reinsurance. The Company also provides primary insurance products to hospitals, health maintenance organizations and medical professionals as part of its healthcare product line and to niche customers as part of its specialty insurance product line.

     Unless otherwise indicated, the Company's domestic results include business written in the United States (including business written in the United States where the reinsured is outside the United States) and Canada, and the international results include all other business written by the Company. The following table shows the geographic breakdown, based on net premiums written, of the Company's principal product lines.

                                               Year ended December 31,
                               -----------------------------------------------------
 (In millions)                       1996              1995              1994
                               -----------------------------------------------------
                               Domestic  Int'l   Domestic  Int'l   Domestic  Int'l
                               -----------------------------------------------------
Property and Casualty Segment
   Property and Casualty.....   $1,167  $2,196    $1,421  $1,002    $1,276    $405
   Healthcare................      405       -       522       -       532       -
   Specialty.................      169       -       178       -       167       -
Life Segment.................      189     447       116     322        59     134
                                ------  ------    ------  ------    ------    ----
   Total.....................   $1,930  $2,643    $2,237  $1,324    $2,034    $539
                                ======  ======    ======  ======    ======    ====

     The following is a summary description of the Company's domestic and international business based on the Company's principal product lines.

         Property and Casualty Insurance/Reinsurance Segment

     Property and Casualty Reinsurance. The Company's largest product line, traditional property and casualty reinsurance, accounted for approximately 74% of the Company's worldwide net premiums written in 1996. The Company's premium volume in the property and casualty segment is derived principally from treaty agreements, which enable the Company to maintain lower operating costs because fewer personnel are required to administer treaty business than facultative business. Most of the Company's casualty business is written on an excess of loss basis because it better enables the Company to control its exposure on business that has a relatively longer "tail".

     The Company's property business is written on both an excess of loss and a proportional basis. Generally, the Company is the lead reinsurer for any domestic program in which it participates, enabling it to negotiate the terms of the reinsurance. The Company also acts as the lead reinsurer on a portion of its international business.

     The Company's domestic property and casualty business is conducted primarily throughout the United States and Canada. For the year ended December 31, 1996, approximately 46% of the Company's domestic net premiums written from the property and casualty segment were derived from property reinsurance, approximately 40% from casualty reinsurance, approximately 8% from aviation and marine reinsurance and approximately 6% from other lines of reinsurance. Based on 1996 net premiums written, approximately 62% of the Company's domestic property and casualty reinsurance was written on a direct basis. The Company writes the remaining property and casualty reinsurance business through reinsurance brokers.

     The Company's international property and casualty business services worldwide markets, including Germany, Scandinavia, the United Kingdom, France, Italy, Spain and countries in the Middle East and Far East. For the year ended December 31, 1996, based on 1996 net premiums written, 64% of the Company's international property and casualty business was written on a direct basis with the remainder written through brokers. Approximately 49% of the Company's international net premiums written from property and casualty reinsurance was derived from property reinsurance, approximately 18% from casualty reinsurance and approximately 22% from aviation and marine reinsurance.

     In recent years  insurance  companies  have  directed  more business to the better-capitalized, more highly-rated reinsurers, which has led to a consolidation in the reinsurance industry. Although this consolidation has decreased the number of reinsurers, it has increased the number of companies that are competitive with the Company. In competing with a smaller number of global reinsurers, the Company has found that a number of its global customers are increasingly demanding that reinsurers provide a broader range of coverages. In response to this trend, the Company has expanded the property and casualty risks it reinsures beyond its more traditional property and casualty reinsurance business to include risks such as errors and omissions, directors and officers, and long-haul trucking liability. Management believes that the Company is well positioned to compete on a global basis in these markets.

     The property and casualty reinsurance industry has experienced a significant increase in catastrophic exposure and loss in recent years. Increased population density, particularly in regions susceptible to tropical storms or earthquakes, and the higher incidence and greater severity of catastrophes, has increased the losses incurred in many recent catastrophes. As a result of these developments, the Company has taken steps to limit its exposure by carefully monitoring and allocating its property and casualty exposure to specific geographic zones, both domestically and internationally.

     Healthcare. As part of the Company's property and casualty business segment, the Company provides insurance and reinsurance for the healthcare industry, also targeting employers, public entities, manufacturers and others for certain product lines. Coverages include primary insurance and reinsurance for medical professional liability and reinsurance protecting primary insurers (including self-insurers) in the healthcare market (i.e., reinsurance of long-term care, excess workers compensation, stop loss insurance and provider excess coverages).

     The changes in the healthcare delivery systems have led to increased competition in the healthcare insurance market. Companies that historically specialized in physician business are now expanding their scope to write hospital professional liability and companies that specialized in hospital professional liability are aggressively competing for physician business to serve the needs of their hospital clients that are purchasing physician practices.

     The Company believes that it is well positioned to compete in the healthcare market because of its wide range of experience in providing healthcare liability coverage and accident and health coverage, utilizing multiple products and disciplines to provide healthcare solutions.

     Specialty Insurance. An additional component of the Company's domestic property and casualty business is its specialty insurance product line, which generally consists of commercial property and casualty policies written on a primary basis in niche markets. The Company's specialty business concentrates on providing commercial insurance products for target markets, usually professional associations and homogeneous groups. These products include professional liability programs, communications/media liability coverages and some niche programs in the general property/casualty area. This coverage provides insurance for errors and omissions (E&O) arising out of the professional activities of the insureds. Professional classes underwritten include property and casualty insurance agents and brokers, life and health insurance agents and brokers, real estate professionals, educators and school board members, directors and officers (not-for-profit), and a few miscellaneous classes such as travel agents, computer consultants, and marketing consultants. The majority of this business provides coverage to property and casualty and life insurance agents and brokers, and real estate professionals.

     Competition for the classes of business underwritten by the Company's specialty insurance product line has recently increased as more companies have redirected their resources to the specialty niche business. In order to compete for this business, the Company has provided value-added services, including enhanced underwriting services, to its specialty line customers.

     Life Reinsurance Segment

     Life Reinsurance. The Company is engaged in the reinsurance of traditional life insurance products, including term, whole and universal life, annuities, group long-term health and health products and the provision of financial reinsurance to life insurers. Based on net premiums written, life reinsurance accounted for approximately 14% of the Company's worldwide business in 1996.

     With respect to life reinsurance, the Company writes mostly on a direct basis with primary insurers. The Company's traditional life reinsurance business consists principally of treaty business and is written generally on an excess of loss basis. The Company's domestic life reinsurance business is comprised exclusively of traditional life reinsurance contracts and is written in every state in the United States. The Company's international life reinsurance business services worldwide markets, including the United Kingdom, France, Spain, Scandinavia, Italy, Singapore, Mexico, Israel and Greece. For the year ended December 31, 1996, 74% of the Company's international life reinsurance net premiums written were for traditional life reinsurance with the balance for healthcare reinsurance.

     The Company believes that increases in life expectancy, decreases in public funding for social programs in Europe and deregulation of the life reinsurance markets in Europe and Japan present increased opportunities for the Company's life reinsurance business line. In response to these trends, the Company has expanded its presence in the international life reinsurance market by increasing its presence in the market for reinsurance of annuity providers.

     Financial Reinsurance. Financial reinsurance is primarily designed to enhance the current statutory surplus of the ceding company while reducing future statutory earnings as amounts are repaid to the reinsurer. This financial transaction is effectively collateralized by anticipated future income streams from selected insurance policies. The Company writes financial reinsurance through brokers and generally only for companies with credit ratings of not less than "A" at the inception of the policy and that have a minimum capital and surplus of $15 million. Financial reinsurance typically has a duration of three to five years. Historically, fees generated by the Company's financial reinsurance business have not been a significant contributor to the Company's consolidated revenues or net income.

Property and Casualty Reserves for Unpaid Claims and Claim Expenses

     Domestic. The Company's domestic subsidiaries maintain reserves to cover their estimated ultimate liability for unpaid claims and claim expenses with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims). These reserves are estimates that involve actuarial and statistical projections of the expected cost of the ultimate settlement and administration of unpaid claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors such as inflation and new concepts of liability. The inherent uncertainties of estimating claim reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer (the "tail"). As a consequence, actual claims and claim expenses paid may deviate, perhaps substantially, from estimates reflected in the insurance companies' reserves in their financial statements. Adjustments to previously reported reserves for net claims and claim expenses are reflected in the financial statements in the period in which the adjustment occurs.

     When a claim is reported to a ceding company, the ceding company's claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. The Company, in turn, typically establishes a case reserve when it receives notice of a claim from the ceding company. Such reserves are based on an independent evaluation by the Company's claims departments, taking into consideration coverage, liability, severity of injury or damage, jurisdiction, an assessment of the ceding company's ability to evaluate and handle the claim, and the amount of reserves recommended by the ceding company. Case reserves are adjusted periodically by the claims departments of the Company based on subsequent developments and audits of ceding companies.

     In accordance with industry practice, the Company maintains reserves for claims incurred but not reported ("IBNR"). Such reserves are established to provide for future case reserves and loss payments on incurred claims that have not yet been reported to an insurer or reinsurer. In calculating IBNR reserves, the Company uses generally accepted actuarial reserving techniques that take into account quantitative loss experience data, together with, where appropriate, qualitative factors. IBNR reserves are based on claim experience and are grouped both by class of business and by accident year. IBNR reserves are also adjusted to take into account certain additional factors, such as changes in the volume of business written, reinsurance contract terms and conditions, the mix of business, claims processing and inflation, that can be expected to affect the Company's liability for claims over time.

     International. The Company's international property and casualty reinsurance operations establish their reserves using analytical techniques similar to those utilized by GE Global's domestic subsidiaries. They also maintain IBNR reserves using actuarial and statistical projections. The potential for adverse development of the Company's reserves for its international business, as compared to that of its domestic business, is reduced because the international operations have a relatively low proportion of longer tail exposures. As of December 31, 1996, approximately 2% of the Company's net international reserves ($78 million) related to business acquired by the Company from Assurance Compagniet Baltica Aktiesellskab ("Baltica") in 1988. At the time of the acquisition, the Company obtained from Baltica a 90% loss development guarantee, pursuant to which Baltica is obligated to pay the Company, at December 31, 1997, 90% of the amount of claim reserve development (adjusted for certain income and expenses) from 1988 to such date.

     Reserve Development. The table that follows presents the development of net balance sheet liabilities of ERC and subsidiaries for unpaid claims and claim expenses for 1986 through 1996.

     Net Liability. The first row of data shows the estimated net liability for unpaid claims and claim expenses at December 31 for each year from 1986 to 1996. The liability includes both case and IBNR reserves as of each year-end date, net of anticipated recoveries from other reinsurers. The rows immediately following the first row of data show cumulative paid data at December 31, as of one year, two years, etc., through up to 10 years of subsequent payments.

     Net Liability Re-estimated. The middle rows of data show the re-estimated amount for previously reported net liability based on experience as of the end of each subsequent calendar year's results. This estimate is changed as more information becomes known about the underlying claims for individual years. The cumulative redundancy (deficiency) shown in the table is the aggregate net change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. The amount in the line titled "Redundancy (Deficiency) at December 31, 1996", represents for each calendar year (the "Base Year") the aggregate change in (i) the Company's original estimate of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year compared to (ii) the Company's re-estimate as of December 31, 1996, of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year. A redundancy means that the original estimate was greater than the re-estimate and a deficiency means that the original estimate was less than the re-estimate. By way of example, the deficiency for the year 1994, calculated as of December 31, 1996, represents a deficiency in the Company's original estimate of unpaid claims and claim expenses for 1994 and prior years.

     The last seven lines of data present the development of reserves on a "gross of reinsurance" basis, reconciled to the "net of reinsurance basis" shown in the immediately preceding tables.

                                         Changes in Historical Reserves for Unpaid Claims and Claim Expenses
                                             For the Last Ten Years - GAAP Basis as of December 31, 1996

                                                                Year ended December 31,
                        ----------------------------------------------------------------------------------------------------
(In millions)              1986     1987     1988     1989     1990     1991     1992     1993     1994     1995     1996
                        ----------------------------------------------------------------------------------------------------
Net liability for
   unpaid claims and
   claim expenses         $2,083   $2,620   $3,087   $3,338   $3,579   $3,596   $3,991   $4,525   $5,071   $9,351  $ 9,458
Paid (cumulative) as of:
One year later.......        554      615      681      706      747      665      802      949    1,115    1,964
Two years later......        899    1,006    1,064    1,125    1,119    1,103    1,274    1,602    1,804      ---
Three years later....      1,202    1,314    1,432    1,469    1,524    1,499    1,739    2,054      ---      ---
Four years later.....      1,429    1,553    1,687    1,746    1,772    1,784    2,036      ---      ---      ---
Five years later.....      1,612    1,754    1,919    1,929    1,989    2,008      ---      ---      ---      ---
Six years later......      1,764    1,945    2,065    2,072    2,173      ---      ---      ---      ---      ---
Seven years later....      1,901    2,063    2,221    2,229      ---      ---      ---      ---      ---      ---
Eight years later....      1,998    2,181    2,347      ---      ---      ---      ---      ---      ---      ---
Nine years later.....      2,103    2,284      ---      ---      ---      ---      ---      ---      ---      ---
Ten years later......      2,194      ---      ---      ---      ---      ---      ---      ---      ---      ---

Net liability
   re-estimated as of:

One year later.......     $2,177   $2,746   $3,134   $3,390   $3,616   $3,625   $3,919   $4,612   $5,173   $9,192
Two years later......      2,385    2,861    3,220    3,482    3,583    3,587    4,066    4,656    5,313      ---
Three years later....      2,541    2,941    3,346    3,462    3,564    3,701    4,095    4,793     ----      ---
Four years later.....      2,672    3,057    3,360    3,472    3,654    3,687    4,238      ---     ----      ---
Five years later.....      2,807    3,094    3,406    3,537    3,635    3,818      ---      ---     ----      ---
Six years later......      2,848    3,151    3,470    3,521    3,758      ---      ---      ---     ----      ---
Seven years later....      2,916    3,210    3,494    3,626      ---      ---      ---      ---     ----      ---
Eight years later....      2,979    3,259    3,582      ---      ---      ---      ---      ---     ----      ---
Nine years later.....      3,036    3,324      ---      ---      ---      ---      ---      ---     ----      ---
Ten years later......      3,098      ---      ---      ---      ---      ---      ---      ---      ---      ---

Redundancy (Deficiency)
   at December 31, 1996   (1,015)    (704)    (495)    (288)    (179)    (222)    (247)    (268)    (242)     159
Effect of foreign
   exchange (1)                                 16       24      (17)     (20)               42       29     (196)
                          -------  -------  -------  -------  -------  -------   ------  -------- -------  -------

Redundancy (Deficiency)
   at December 31,
   1996, excluding
   foreign exchange      $(1,015) $  (704)  $ (479)  $ (264)  $ (196)  $ (242)  $ (247)  $ (226)  $ (213)   $ (37)
                         ======== ========  =======  =======  =======  =======  =======  =======  =======   ======


(In millions)                                                                    1992     1993     1994     1995     1996
                                                                                ------------------------------------------
Gross liability-end of year...................................................  $4,815   $5,312   $6,020  $11,145  $10,869
Reinsurance recoverables on unpaid claims and claim expenses..................     824      787      949    1,794    1,411
                                                                                ------   ------   ------  -------  -------
Net liability-end of year.....................................................   3,991    4,525    5,071    9,351    9,458
                                                                                ------   ------   ------  -------  =======
Gross re-estimated liability-latest...........................................   5,253    5,813    6,424   11,081
Re-estimated reinsurance recoverables on latest unpaid claims
   and claim expenses.........................................................   1,015    1,020    1,111    1,889
                                                                                ------   ------   ------  -------
Net re-estimated liability-latest.............................................   4,238    4,793    5,313    9,192
                                                                                ------   ------   ------  -------
Gross cumulative redundancy (deficiency)......................................  $ (438)  $ (501)  $ (404) $    64
                                                                                ======   ======   ======  =======

(1) The foreign currency translation impact on the cumulative redundancy (deficiency) arises from the difference between the net liability for unpaid claims and claim expenses translated at the exchange rates at the end of the year in which the liabilities were originally estimated, and the exchange rates during the years in which such liabilities were paid or at the end of the year in which the liabilities were re-estimated.

Note: For a description of the purpose of the above table and the various table sections, please refer to the immediately preceding sections entitled "Reserve Development."

     A number of major trends that occurred within the insurance industry, the economy in general and several Company-specific factors have had a significant effect on the Company's liabilities for unpaid claims and claim expenses during the period covered by the preceding table. The claims and claim expenses reserve deficiencies developed to December 31, 1996, as reflected in the preceding table, included reserve deficiencies of approximately $367 million in 1986, $257 million in 1987, $181 million in 1988, $130 million in 1989 and $98 million in 1990 related to the general liability business on the books of Puritan Excess and Surplus Lines Insurance Company ("PESLIC") before the Company's acquisition of PESLIC in 1994. Prior to 1994, PESLIC was owned by GE Capital. Additionally, beginning in 1985 the Company strengthened the reserves for its excess liability and workers' compensation business for qualified self-insured employers. Claims and claim expenses reserve development in the mid 1980's in these businesses reflected the inadequate premium rates which resulted from intense competition in the market during that period.

     In the late 1980's, the reinsurance market generally reacted to the rate deficiencies and the resulting claims and claim expenses reserve development by increasing rates and strengthening claims and claim expenses reserves. This is reflected, with respect to the Company, in the significant reductions in the reserve deficiencies in recent years.

     To a lesser degree, development of asbestos and environmental claims has affected the Company's results. Inflation in certain lines of reinsurance businesses has also had an adverse effect on liabilities for claims and claim expenses, particularly in excess of loss reinsurance. Also affecting the reserve structure has been an increase in both frequency and severity of claims. Partially offsetting the above factors is favorable development in recent years in medical professional liability and facultative casualty businesses as well as an increase in net retentions by ceding companies.

     The reconciliation of reserves for unpaid claims and claim expenses on a GAAP basis for each of the years indicated is shown below.

                                             Year ended December 31,
                                         -----------------------------
 (In millions)                             1996       1995       1994
                                         -----------------------------
Reserves at beginning of year..........  $11,145    $ 6,020     $5,312
Reinsurance recoverables on unpaid
   claims and claim expenses...........    1,794        949        787
                                         -------    -------     ------
Net reserves at beginning of year......    9,351      5,071      4,525
                                         -------    -------     ------
Net incurred related to:
   Current year........................    2,763      2,638      1,657
   Prior years.........................      106        104         87
                                         -------    -------     ------
Total net incurred.....................    2,869      2,742      1,744
                                         -------    -------     ------
Net payments related to:
   Current year........................      485        295        374
   Prior years.........................    1,990      1,426        949
                                         -------    -------     ------
Total net payments.....................    2,475      1,721      1,323
                                         -------    -------     ------

Foreign exchange and other.............     (287)       (54)       125
                                         -------    -------     ------
Net reserves at end of year............    9,458      6,038      5,071
Reinsurance recoverables on unpaid
   claims and claim expenses...........
                                           1,411      1,794        949
Acquired businesses unpaid claims
   and claim expenses..................        -      3,313          -
                                         -------    -------     ------
Reserves at end of year................  $10,869    $11,145     $6,020
                                         =======    =======     ======

     The liabilities for claims and claim expenses in the preceding table include long-term disability claims that are discounted at a 6% rate. As a result of discounting the Company's long-term disability claims, the Company's total liabilities for claims and claim expenses have been reduced by an estimated 3% at December 31, 1996 and 1995. The amortization of discount is included in current operating results as part of the development of prior year liabilities. For the years ended December 31, 1996, 1995 and 1994, long-term disability discounts accrued as a percentage of claims, claim expenses and policy benefits were approximately 5%, 5% and 8%, respectively, and discounts amortized were approximately 2% in 1996 and 1% in 1995 and 1994.

     The reconciliation of reserves for unpaid claims and claim expenses between statutory basis and GAAP basis for each of the years indicated is shown below:

                                                  Year ended December 31,
                                              -------------------------------
 (In millions)                                  1996        1995        1994
                                              -------------------------------
Statutory basis U.S. reserves.............    $ 5,875     $ 5,758      $4,966
Adjustments to GAAP basis (1).............       (435)       (413)       (383)
                                              -------     -------      ------
Net GAAP reserves for U.S. companies......      5,440       5,345       4,583
Net GAAP reserves for non-U.S. companies..      4,018       4,006         488
                                              -------     -------      ------
Net GAAP reserves.........................      9,458       9,351       5,071
Reinsurance recoverables..................      1,411       1,794         949
                                              -------     -------      ------
Gross reserves on a GAAP basis............    $10,869     $11,145      $6,020
                                              =======     =======      ======

(1) Statutory basis reserves reclassified to other liabilities based on risk transfer provisions of FAS No. 113.
-----------------------------------------------------------------------------

     Environmental and Asbestos Exposure. Prior to 1986, the Company wrote domestic property and casualty reinsurance principally for small to medium-sized primary insurers that did not generally have environmental and asbestos exposures. Although the Company has in the last few years increased its marketing efforts with medium to larger-sized primary insurers, since 1986, primary policies have tended to explicitly exclude environmental and asbestos risks from coverage. The Company's international property and casualty reinsurance operations are currently being reviewed to identify environmental and asbestos exposures. No estimates of these exposures are currently available although management does not believe the findings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     The following  table presents three calendar years of development of claims
and  claim  expenses  reserves   associated  with  the  Company's  asbestos  and
environmental claims, including case and IBNR reserves.

                                                 Year ended December 31,
                                           ----------------------------------
 (In millions)                                1996        1995        1994
                                           ----------------------------------
Gross Basis:
   Reserve balance at January 1.........      $436        $317        $309
   Incurred claims and claim expenses...       (32)         61          25
   IBNR allocation (1)..................         -          99           -
   Claims and claim expenses paid.......        36          41          17
                                              ----        ----        ----
   Reserve balance at December 31.......      $368        $436        $317
                                              ====        ====        ====

Net Basis:
   Reserve balance at January 1.........      $196        $139        $138
   Incurred claims and claim expenses...        19          23           9
   IBNR allocation (1)..................         -          51           -
   Claims and claim expenses paid.......        21          17           8
                                              ----        ----        ----
   Reserve balance at December 31.......      $194        $196        $139
                                              ====        ====        ====

--------

(1) Prior to 1995, the Company's allocation of asbestos and environmental IBNR reserves associated with PESLIC was primarily made on a non-specific basis. As of December 31, 1995, PESLIC specifically allocated IBNR reserves to asbestos and environmental liabilities from a portion of previously established IBNR reserves.

     These amounts are management's best estimate, based on currently available information, of claims and claim expense payments and recoveries that are expected to develop in future years. The increase in claim payments in 1996 and 1995 and negative incurred claims in 1996 is principally due to the Company aggressively settling its claims and executing contract commutation provisions so that possible future adverse claim development is mitigated. The Company monitors evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Changing domestic and foreign government regulations and legislation, including continuing congressional consideration of federal Superfund law, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While the Company has recorded its best estimate of its liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net claims and claim expenses, or the range of net claims and claim expenses, if any, that is reasonably possible; therefore there can be no assurance that future liabilities will not materially affect the Company's results of operations, cash flows and financial position.

     Breast Implant Exposure. The Company has minimal exposure to products liability claims involving silicone breast implants. The Company has, in the past, generally avoided the products liability reinsurance business, specifically pharmaceutical and chemical exposures.

Life and Health Reserves for Future Policy Benefits and Accumulated Contract
   Values

     Future policy benefits for life and health reinsurance contracts are the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or, in the event the policies were acquired by the Company from another insurer, at the date of acquisition. Interest rate assumptions used in calculating the present value range from 3.0% to 8.5% per annum at December 31, 1996. Payments received from sales of investment contracts are recognized by providing liabilities equal to the accumulated contract values of the policyholders' contracts. Interest rates credited to such investment contracts are guaranteed for the policy terms with renewal rates determined by the Company. Such crediting interest rates ranged from 3.25% to 9.00% per annum in 1996.

Regulatory Matters

     GE Global and its domestic subsidiaries are subject to regulation under the insurance statutes, including insurance holding company statutes, of various states, including Missouri and Kansas, the domiciliary states of GE Global's principal domestic insurance company subsidiaries. The ERC Frankona Group is subject to regulation under insurance statutes of various foreign countries.

     General. The regulation and supervision to which GE Global's subsidiaries are subject relate primarily to licensing requirements of reinsurers, the standards of solvency that must be met and maintained, the amount of dividends that may be paid by such subsidiaries, the nature of and limitations on investments, restrictions on the size of risks that may be insured or reinsured, deposits of securities for the benefit of ceding companies, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of financial statements required to be filed with regulatory authorities and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders, rather than securityholders of the regulated reinsurer. GE Global believes it is, and that its subsidiaries are, in material compliance with all applicable laws and regulations pertaining to their business and operations.

     U.S. Insurance Regulation. U.S. domestic property and casualty and life insurers, including reinsurers, are subject to regulation by their states of domicile and by those states in which they are licensed. The rates and policy terms of primary insurance policies generally are closely regulated by state insurance departments. While reinsurance is not regulated as closely as primary insurance, some states do impose control over certain terms and conditions of reinsurance agreements by virtue of their authority to grant or deny credit for ceded reinsurance by its domiciled primary insurers. In addition, as a practical matter, the rates permitted to be charged by primary insurers can have an effect on the rates that are charged by reinsurers.

     Risk-Based Capital. The National Association of Insurance Commissioners ("NAIC") has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. At December 31, 1996, each of GE Global's domestic insurance subsidiaries exceeds the minimum risk-based capital requirements.

     Insurance Holding Company Regulations. The insurance holding company laws and regulations vary from state to state, but generally require an insurance holding company to register with its domiciliary state insurance regulatory agency and file certain reports that include current information concerning the capital structure, ownership, management, financial condition and general business operations of the insurance holding company and its subsidiary insurers that are licensed in the state. State insurance holding company laws and regulations, with respect to domestic insurers, also require prior notice or regulatory approval of changes in control of an insurer or its holding company and of material inter-affiliate transactions within the holding company structure.

     Dividends by ERC. Because the operations of GE Global are conducted primarily through ERC, GE Global is dependent upon dividends and tax allocation and other payments primarily from ERC to service its debt and meet its other obligations. The payment of dividends and other payments to GE Global by ERC is subject to limitations imposed by the Missouri Insurance Code. The payment of dividends to ERC by its principal life reinsurance subsidiaries, Employers Reassurance Corporation and ERC Life Reinsurance Corporation, are subject to limitations imposed by the Kansas and Missouri Insurance Codes, respectively. No prediction can be made as to whether any legislative proposals relating to dividend rules in Kansas or Missouri will be made, whether any such legislative proposal will be adopted in the future, or the effect, if any, any such proposal would have on the Company.

     The maximum amount available for the payment of dividends during 1997 by ERC to GE Global without prior regulatory approval is $297 million through December 20, 1997, and $420 million thereafter. Of these amounts, $82 million is committed to pay dividends on preferred stock issued by ERC to a subsidiary of GE Capital Services.

     International Regulations. Approximately 58% of the Company's business is carried on outside of the United States. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Licenses issued by foreign authorities to the ERC Frankona Group are subject to modification or revocation by such authorities, and such subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, the ERC Frankona Group has been allowed to modify their operations to conform with new licensing requirements in all jurisdictions that are material to the Company's international operations.

     In addition to licensing requirements, the ERC Frankona Group is regulated in various jurisdictions with respect to, among other things, currency, policy language and terms, methods of accounting and auditing, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participant policies. Regulations governing constitution of technical reserves (including equalization reserves required under German law) and remittance balances in some countries could hinder the remittance of profits and repatriation of assets and the payment of dividends; however, the Company does not believe that these regulations will have a material impact on the ERC Frankona Group's operations.

     Legislative and Regulatory Proposals. From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry that may affect reinsurers. A substantial number of states have recently adopted, or are considering adopting, laws and regulations that, among other things, limit the ability of primary insurance companies to effect premium rate increases or to cancel or not renew existing policies. The Company is unable to predict whether any of these laws and regulations will be adopted in additional states, the form in which any such laws and regulations might be adopted in additional states, or the effect, if any, these developments will have on the Company.

Item 2.  Properties.

     The Company and its subsidiaries conduct their businesses from various facilities, most of which are leased. In addition, the Company owns its administrative offices in Overland Park, Kansas, Copenhagen, Denmark and Aachen and Munich, Germany.


Item 3.  Legal Proceedings.

     There are no pending legal proceedings beyond the ordinary course of business that could have a material financial effect on the Company, except for an action in connection with a dispute under specific retrocession agreements relating to disability insurance assumed by the Company from various insurers. The retrocessionaire, St. Paul Fire and Marine Insurance Co., has initiated legal proceedings in the Southern District of New York against the Company seeking, alternatively, rescission of the retrocession contracts or indemnity against loss payable by the retrocessionaire under these retrocession contracts. The Company's motion to stay proceedings pending arbitration has been granted and the dispute will be resolved by arbitration. The total amount in dispute is approximately $50 million. The Company believes the retrocession contracts are valid and the amounts due under such contracts are recoverable. Accordingly, the Company has committed no reserves to cover any contingent liabilities. Management believes that an adverse outcome of this matter would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Omitted

                                                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     All of GE Global's Common Stock, its sole class of common equity on the date hereof, is owned by GE Capital Services. Accordingly, there is no public trading market for the Company's common equity. GE Global paid dividends on its Common Stock on December 20, 1996 of $58 million.

Item 6.  Selected Financial Data.

                                        Consolidated Financial Data

                                                                    Year ended December 31,
                                                 ----------------------------------------------------------
(In millions)                                      1996         1995         1994         1993        1992
                                                 ----------------------------------------------------------
Total revenues................................   $ 5,751      $ 4,798      $ 3,148      $ 2,927     $ 2,396
Net premiums written..........................     4,573        3,561        2,573        2,413       1,832
Net investment income.........................       837          676          528          465         449
Net realized gains on investments.............       223          191          103          147         158
Earnings before income taxes..................       780          561          409          395         370
Net earnings..................................       567          437          358          312         293
Total investments.............................    16,479       15,394        9,850        8,561       6,954
Total assets..................................    25,388       25,613       14,496       11,928      10,313
Stockholder's equity..........................   $ 4,760      $ 4,191      $ 2,722      $ 2,938     $ 2,521
Return on equity (average)....................     12.7%        12.6%        12.7%        11.4%       11.9%
Stockholder's equity excluding unrealized
   gains (losses) on investment securities....   $ 4,260      $ 3,755      $ 2,888      $ 2,635     $ 2,485
Return on equity excluding unrealized gains
   (losses) on investment securities
   (average)..................................     14.1%        13.2%        13.0%        12.2%       12.0%


Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Overview

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Net premiums written in 1996 increased $1.012 billion or 28%, of which $1.308 billion reflects recording a full year of the operating results for the 1995 acquisitions of Frankona Re and the Aachen Re Business (the "Acquired Businesses") in 1996 compared to recording only five months of operating results in 1995. This 1996 increase in net premiums written related to the Acquired Businesses was partially offset by a decrease in domestic property and casualty net written premiums.

Net earnings in 1996 increased $130 million or 30%, including an increase in after-tax net realized gains on investments of $21 million. Excluding after-tax net realized gains on investments, 1996 net earnings increased $109 million or 35%. This 1996 increase was primarily attributable to the Acquired Businesses reflecting a full year's operating results in 1996 compared to recording only five months of operating results in 1995. The remainder of the increase was due to improvement in the domestic and international property and casualty underwriting results and growth in the investment portfolio due mostly from cash flow from international operations. These increases were partially offset by a 5% increase in the effective tax rate due to a greater proportion of earnings before taxes provided by operations that reside in higher income tax jurisdictions.


     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Net premiums written in 1995 increased $988 million, including $561 million related to the operations of the Acquired Businesses. The remainder of the increase primarily related to the NRG Business acquired in 1994 and an increase in premiums generated from new and existing clients in both the domestic and international property and casualty markets.

Net earnings in 1995 increased $79 million, including an increase in after-tax net realized gains on investments of $57 million. Excluding after-tax net realized gains on investments, 1995 net earnings increased $22 million. This 1995 increase consisted of $40 million from the Acquired Businesses and $42 million from increased net investment income resulting from growth in the investment portfolio, due mostly to cash flow from operations, offset by a $47 million increase in underwriting losses primarily related to long-term disability business.

Domestic Property and Casualty Business
                                                     Year ended December 31,
                                                  ----------------------------
 (In millions)                                     1996       1995       1994
                                                  ----------------------------
Net premiums written...........................   $1,741     $2,121     $1,975
Net underwriting loss..........................      (98)      (138)      (105)
Net investment income..........................      390        395        371
Earnings before income taxes...................      415        364        336
Net realized gains on investments..............      169        135         87
Earnings before income taxes, excluding net
   realized gains on investments...............      246        229        249

GAAP ratios (1):
   GAAP claims and claim expenses ratio........    75.7%      79.1%      76.9%
   GAAP underwriting expense ratio.............    29.7%      27.4%      28.6%
                                                  ------     ------     ------
   GAAP combined ratio.........................   105.4%     106.5%     105.5%
                                                  ======     ======     ======


--------

(1) Represents data for the applicable periods calculated in accordance with GAAP. Claims and claim expenses ratio represents incurred claims and claim expenses as a percentage of net premiums earned. Underwriting expense ratio represents acquisition costs and other underwriting expenses (excluding amortization of intangibles, interest expense and minority interest in net earnings of consolidated subsidiaries) as a percentage of net premiums earned. The combined ratio represents the sum of the claims and claim expenses ratio and the underwriting expense ratio.

     Domestic net premiums written decreased $380 million or 18% in 1996, principally due to management's decision to not renew certain unprofitable reinsurance contracts and a general decrease in reinsurance premium rates. Domestic net premiums written increased $146 million in 1995, principally due to the Acquired Businesses and lower retrocession costs.

     The GAAP combined ratio is an indicator of underwriting performance in property and casualty reinsurance, with a percentage lower than 100% generally indicating an underwriting profit. While underwriting results expressed as the combined ratio have been in excess of 100%, indicating an underwriting loss in all years presented, the operating results of insurance companies include investment income which generally yields an overall operating profit as reflected above in the caption "Earnings before income taxes, excluding net realized gains on investments." The 1996 and 1995 GAAP combined ratios were moderately impacted by catastrophe costs and certain significant unprofitable reinsurance contracts that management has elected not to renew. In 1994, catastrophe costs, principally from the Northridge, California earthquake, heavily impacted the GAAP combined ratio.

     Net investment income decreased $5 million or 1% in 1996. The 1996 decrease was due primarily to the transfer of significant assets to the ERC Frankona Group in the second half of 1995 which was substantially offset by investment of cash flow from operating activites. Net investment income increased $24 million in 1995, due primarily to the Acquired Businesses and growth in the investment portfolio caused from cash flow from operating activities.

     Earnings before income taxes, excluding net realized gains on investments, increased $17 million or 7% in 1996, primarily due to a 1.1% improvement in the GAAP combined ratio as lower catastrophe costs and the non-renewal of certain unprofitable contracts were partially offset by a slight reduction in reinsurance premium rates. Improvement in the GAAP combined ratio was partially offset by a slight decline in net investment income. Earnings before income taxes, excluding net realized gains on investments, decreased $20 million in 1995, due primarily to an increase in long-term disability losses and moderate catastrophe losses, partially offset by lower retrocession premiums and an increase in net investment income.

International Property and Casualty Business
                                                     Year ended December 31,
                                                  ----------------------------
 (In millions)                                     1996       1995        1994
                                                  ----------------------------
Net premiums written........................      $2,196     $1,002       $405
Net underwriting gain (loss)................          18        (38)       (11)
Net investment income.......................         266        125         39
Earnings before income taxes................         247        107         33
Net realized gains on investments...........          31         27          6
Earnings before income taxes, excluding net
   realized gains on investments............         216         80         27

GAAP ratios (1):
   GAAP claims and claim expenses ratio.....       68.0%      73.3%      71.7%
   GAAP underwriting expense ratio..........       31.2%      29.6%      31.3%
                                                   -----     ------     ------
   GAAP combined ratio......................       99.2%     102.9%     103.0%
                                                   =====     ======     ======

--------

(1) Represents data for the applicable periods calculated in accordance with GAAP. Claims and claim expenses ratio represents incurred claims and claim expenses as a percentage of net premiums earned. Underwriting expense ratio represents acquisition costs and other underwriting expenses (excluding amortization of intangibles, interest expense and minority interest in net earnings of consolidated subsidiaries) as a percentage of net premiums earned. The combined ratio represents the sum of the claims and claim expenses ratio and the underwriting expense ratio.

     International property and casualty net premiums written increased $1.194 billion or 119% in 1996, of which $1.203 billion reflects recording a full year of the Acquired Businesses operating results in 1996 compared to recording only five months of operating results in 1995. This 1996 increase in net premiums written related to the Acquired Businesses was partially offset by a minor decrease in other international net premiums written, primarily due to the integration of international operations. Net written premiums increased $597 million in 1995, including $426 million related to the Acquired Businesses. The balance of the 1995 increase related to improved market conditions, an increase in premium rates in Europe and intensified marketing efforts.

     The 3.7% improvement in the 1996 GAAP combined ratio was caused by favorable loss experience and is indicative of improved international premium rates and market conditions in recent years. The 1996 GAAP combined ratio was also favorably impacted by a decline in both the frequency and severity of international catastrophe losses.

     Net investment income increased $141 million or 113% in 1996, including $126 million related to recording a full year of the Acquired Businesses operating results in 1996 compared to recording only five months of operating results in 1995. The remaining $15 million 1996 increase was due primarily to growth in the investment portfolio resulting from cash flow from operating activities. Net investment income increased $86 million in 1995, due primarily to the Acquired Businesses.

     Earnings before income taxes, excluding net realized gains on investments, increased $136 million or 170% in 1996 as a result of two major factors: (1) inclusion of a full year of the Acquired Businesses operating results in 1996 compared to recording only five months of operating results in 1995 and (2) a significant improvement in the underwriting results, as illustrated by the 3.7% improvement in the GAAP combined ratio. Earnings before income taxes, excluding net realized gains on investments, increased $53 million in 1995, due primarily to the Acquired Businesses.

Life Reinsurance Business
                                             Year ended December 31,
                                          -----------------------------
(In millions)                               1996      1995      1994
                                          -----------------------------
Revenues.............................       $881      $656      $351
Earnings before income taxes.........        118        90        40

     Revenues from the Company's life reinsurance segment include life insurance premium revenues, net investment income, net realized gains on investments and income from certain investment related products. The 1996 increase of $225 million or 34% primarily reflects a full year's operating results from the Acquired Businesses and continued expansion in the domestic and international life reinsurance business. Revenues increased $305 million or 87% in 1995, principally as a result of the Acquired Businesses.

     Earnings before income taxes increased $28 million or 31% in 1996, including a $6 million decrease in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes increased $34 million due to a full year's operating results from the Acquired Businesses and continued growth in worldwide life reinsurance business. Earnings before income taxes increased $50 million in 1995, principally related to the Acquired Businesses and a $19 million increase in net realized gains on investments.

Liquidity and Capital Resources

     GE Global's ability to meet its obligations, including debt service and operating expenses, and pay dividends to its shareholders depends primarily upon receiving sufficient funds from its insurance subsidiaries. The payment of dividends by ERC is subject to restrictions set forth in the insurance laws of Missouri, as well as other restrictions. Historically, the Company's liquidity requirements are met by funds provided by operations and from the maturity and sales of investments.

     Cash flows from operating activities primarily consists of premiums collected during the period in excess of payments made for claims and claim expenses. The 1996 decrease in cash flows from operating activities is principally due to a slight increase in claim payments and the timing of reinsurance settlements. The increase in 1995 cash flows from operating activities primarily reflects cash flow activity from the Acquired Businesses.

     Cash used for investing activities decreased $1.377 billion in 1996, principally due to the $1.022 billion purchase of the Acquired Businesses in 1995. The purchases of the Acquired Businesses in 1995 were partially funded by GE Capital Services contributing $300 million to the equity of GE Global and GE Capital Corporation, an affiliate of GE Global, purchasing 1,500 shares of 5% cumulative preferred stock issued by GE Global for an aggregate purchase price of $150 million. The remaining $355 million 1996 decrease in cash used for investing activities was primarily attributable to a decrease in purchases of investments, net of sales and maturities, which was caused by a decline in cash flows from operations.

     Cash flows from financing activities decreased $958 million in 1996, due primarily to the financing and capitalization of the 1995 acquisitions described above, partially offset by an increase in contract deposits related to the life financial reinsurance business.

     In 1996, GE Global executed a $1 billion shelf registration statement of senior unsecured debt securities, of which $600 million is outstanding and is rated AA by Standard & Poor's. The remaining unissued $400 million may be offered from time to time in the future, the proceeds of which will be added to the general funds of GE Global and made available to finance its operations, unless otherwise stated at the time of the offering.

     In  addition,  the  Company,  as of January 1,  1997,  has a one-year  $600 million revolving credit agreement with GE Capital Services which enables the Company to borrow from GE Capital Services at an interest rate per annum equal to GE Capital Services' cost of funds for a one year period. The agreement shall be automatically extended for successive terms of one year each unless terminated in accordance with terms of the agreement.

Investments

     General. The Company follows a conservative investment strategy that emphasizes maintaining a high quality investment portfolio. The primary goals include a growing stream of investment income and improving total investment returns. All investments are administered under guidelines established and approved by the Company's Board of Directors. The Company's guidelines require that no more than 2.5% of the Company's bond portfolio may be invested in any one issue of debt securities and no more than 10% of the stock portfolio may be invested in the equity securities of any one issuer.

     In structuring its fixed maturity portfolios, the Company considers the duration of its assets and claims and claim expenses reserves. Each fixed maturity portfolio has a total return benchmark against which relative performance is measured. The total return benchmark includes investment income and realized and unrealized gains and losses on investments. Equity funds are managed for total return, and performance is measured against equity benchmarks.

     On a worldwide basis, the Company manages 70% of its investments internally. General Electric Investment Corporation manages an additional 20% of the Company's investments, and the balance is managed by unaffiliated outside managers.

     The following table presents investment results for the Company's business.

                                                             Year ended December 31,
                                             -------------------------------------------------------
(In millions)                                     1996      1995       1994        1993       1992
                                             -------------------------------------------------------
Average invested assets (at cost)...........    $15,195   $12,153     $9,020      $7,395     $6,545
Net investment income.......................        837       676        528         465        449
Net effective yield.........................       5.5%      5.6%       5.9%        6.3%       6.9%
Net realized gains on investments...........    $   223   $   191     $  103      $  147     $  158

Unrealized gains (losses) on investment
   securities before deferred income taxes          798       684       (251)        622        333

     The Company continues to seek opportunities to enhance investment yield through a conservative, primarily fixed maturity investment strategy. Its current investment strategy does not contemplate material additional investments in non-investment grade debt securities, commercial real estate, commercial mortgages, equity securities or derivatives.

     Domestic Investment Operations. The Company's domestic property and casualty investment portfolios are principally invested in tax-exempt state and municipal bonds, which the Company believes provide the most attractive after tax yield. Some additional commitment was made to equity securities in 1996 and 1995 to enhance total investment return in the longer term. The Company's domestic life investment portfolios are largely invested in taxable debt securities.

     The following  table  categorizes  the Company's  domestic  fixed  maturity portfolios by rating based on market values.
                                                         Domestic Property
                                                            and Casualty         Domestic Life
                                                     -----------------------------------------------
                                                                       December 31,
                                                     -----------------------------------------------
 (In millions)                                           1996        1995       1996       1995
                                                     -----------------------------------------------
U.S. government and government agency securities...       2.6%        3.2%       5.8%       6.9%
Aaa................................................      45.7        42.1       18.8       18.3
Aa.................................................      26.3        28.3       13.2       16.9
A..................................................      16.1        19.2       13.6       15.3
Baa................................................        .2         0.3        2.3        5.0
Ba.................................................        .1         0.2         .7        1.0
Canadian securities................................       4.2         3.5        0.0        0.0
Mortgage-backed securities.........................        .1         1.1       39.8       33.4
Other..............................................       4.7         2.1        5.8        3.2
                                                        -----       -----      -----      -----
   Total...........................................     100.0%      100.0%     100.0%     100.0%
                                                        =====       =====      =====      =====

     Ratings are as assigned by Moody's when available, or by S&P and converted to the generally comparable Moody's rating.

     The Company's emphasis on investment quality is evidenced by the table above, which indicates that the bonds in the Company's investment portfolios are principally invested in either U.S. government and government agency securities or issues rated "A" or above. The Canadian securities held by the Company were similar in quality to the other securities held in its domestic property and casualty portfolio. Bonds held by the Company in its domestic life portfolios include mortgage-backed securities that are matched to the liability profile of specific life reinsurance contracts. Investments in mortgage-backed securities are limited to lower risk tranches and do not include any interest only or principal only elements. Mortgage-backed securities in the Company's investment portfolio were principally issued by Federal agencies. The balance of the other securities held in the domestic life portfolios were principally U.S. government and government agency securities and bonds with a rating of "A" or higher. The Company does not contemplate significant investment in non-investment grade securities in either the property and casualty or life portfolios.

     International Investment Operations. The investment portfolios of the Company's international operations (other than certain equity portfolios, which are managed by outside managers) are managed by the ERC Frankona Group's investment personnel based in Munich, within guidelines established by the management of the ERC Frankona Group and under the overall supervision and review of the investment department of ERC.

     The principal objective of the ERC Frankona Group's investment policy is to manage the investment portfolios on a total return basis taking into consideration the duration and currency structure of the ERC Frankona Group's reinsurance liabilities. The ERC Frankona Group's investment portfolios are geographically diversified with investments principally from the major European markets and the United States.


     As of December 31, 1996, the ERC Frankona Group's investments totaled $6.2 billion, an increase of $204 million from December 31, 1995. The composition of ERC Frankona Group's investments was as follows:

                                                    December 31,
                                               ----------------------
                                                  1996        1995
                                               ----------------------

            Fixed maturity securities.......      86.4%       86.6%
            Equity securities...............      10.4%       10.1%
            Other invested assets...........       3.2%        3.3%
                                                 -----       -----

            Total...........................     100.0%      100.0%
                                                 =====       =====

     The fixed maturity securities consisted of high credit quality securities. Almost all bonds are investment grade securities with a comparable average rating equal to or above a Moody's or S&P "AA" rating. Fixed maturity securities include German and Danish mortgage-backed securities, although these mortgage-backed securities have significantly less principal and interest prepayment risk than typical U.S. mortgage-backed securities, as the German and Danish tax and social environments are not conducive to risks of prepayment of interest and principal. Equity securities and other invested assets were internationally diversified with principal holdings in Germany, the United Kingdom and the United States.

     ERC Frankona Group's foreign exchange risk management program assists in mitigating its foreign currency exposures. The ERC Frankona Group's investment portfolios are globally diversified, with most fixed maturities having a term less than ten years. The currency structure of the investment portfolios is determined by the underlying reinsurance business and is matched with the corresponding reinsurance liabilities. Any remaining significant net asset/liability positions in a given currency are hedged with forward currency purchase or sale contracts to further mitigate foreign currency exposures.

Cyclicality

     The property and casualty reinsurance industry has been highly cyclical. Demand for reinsurance is significantly influenced by underwriting results of primary property and casualty insurance companies and prevailing general economic and reinsurance premium rates. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including changes in what the Company believes to be the propensity of courts to grant large awards, natural disasters and other catastrophic events (such as hurricanes, windstorms, earthquakes, floods and fires), fluctuations in interest rates and other changes in the investment environment which affect inflationary pressures that may tend to affect the size of losses experienced by ceding primary insurance companies.

New Accounting Standards

     SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, among other things, distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, based on the control of the transferred assets. SFAS No. 125 is effective for transfers of financial assets occurring after December 31, 1996, and its adoption will not have an effect on the financial position or results of operations of the Company.

Effects of Inflation

     The Company's ultimate claims and claim expenses costs on claims not yet settled is increased by the effects of inflation, and changes in the inflation rate therefore could become a significant factor in determining appropriate claims and claim expenses reserves, as well as reinsurance premium rates. Generally, the Company's methods used to estimate claims and claim expenses reserves and to calculate reinsurance premium rates take into account the anticipated effects of inflation in estimating the ultimate claims and claim expenses costs. The Company uses both insurance industry data and government economic indices in estimating the effects of inflation on reinsurance premium rates and claims and claim expenses reserves. However, until claims are ultimately settled, the full effect of inflation on the Company's results cannot be known.

Item 8.  Financial Statements and Supplementary Data.

     The Company's Consolidated Financial Statements and the Reports of Independent Auditors thereon and the Supplementary Financial Statement Schedules listed on the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures.

     At a meeting held on September 25, 1995, the Board of Directors of the Company approved the engagement of KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young, LLP.

     The report of Ernst & Young, LLP on the Company's financial statements for the fiscal year ending December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that reliance has been placed on the independent audit report of KPMG Peat Marwick LLP on Employers Reassurance Corporation, Puritan Excess and Surplus Lines Insurance Company and Westport Insurance Corporation, wholly-owned subsidiaries of ERC.

     In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young, LLP, would have caused Ernst & Young, LLP to make reference to the matter in their report.

     The Company requested Ernst & Young, LLP to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated December 8, 1995 is incorporated by reference as Exhibit 16 to this Form 10-K.


                                                            PART III

Item 10.    Directors and Executive Officers.

     Omitted


Item 11.    Executive Compensation.

     Omitted


Item 12.    Security Ownership of Certain Beneficial Owners and Management.

     Omitted

Item 13.    Certain Relationships and Related Transactions.

     Omitted

                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)1. Financial Statements and Schedules.

           The consolidated financial statements of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 22).

     (a)2. Financial Statement Schedules.

           The consolidated financial statement schedules of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 22).

     (a)3. Listing of Exhibits.

           3.1 A complete copy of the Articles of Incorporation of the Company, as last amended on August 30, 1995, and currently in effect. (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31, 1995.)

           3.2 A complete copy of the By-laws of the Company, as last amended on February 26, 1995, and currently in effect. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10, File No. 0-27394.)

           10.1 First Whole Account Aggregate Excess of Loss Retrocession Agreement (E1), between Employers Reinsurance Corporation and National Indemnity Company, dated January 1, 1996.

           10.2 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and Centre Reinsurance Company of New York, Dated January 1, 1996.

           10.3 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and National Union Fire Insuance Company of Pittsburgh, PA, dated January 1, 1996.

           12     Computation of ratio of earnings to fixed charges.

           16 Letter Re Change in Certified Accountant. (Incorporated by reference to Exhibit 16 of the Company's
                  Registration Statement on Form 10, File No. 0-27394.)

           23.1   Consent of KPMG Peat Marwick LLP.

           23.2   Consent of Ernst & Young, LLP.

     (b)   Reports on Form 8-K.

           None.

                               ITEM 14(a)

                GE Global Insurance Holding Corporation
                            and Subsidiaries

                                Index to
                   Consolidated Financial Statements
                                  and
                     Financial Statement Schedules


Consolidated Financial Statements                                  Page
                                                                   ----
   Reports of Independent Auditors...................................23
   Consolidated Statement of Earnings................................26
   Consolidated Statement of Financial Position......................27
   Consolidated Statement of Stockholder's Equity....................29
   Consolidated Statement of Cash Flows..............................30
   Notes to Consolidated Financial Statements........................31


Financial Statement Schedules

   Schedule II - Condensed Financial Information of Registrant.......53
   Schedule III - Supplementary Insurance Information................57

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
GE Global Insurance Holding Corporation:


We have audited the accompanying consolidated statements of financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 1996 and 1995, and the related statements of earnings, stockholder's equity and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 1996 and 1995 and for the years then ended. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1996 and 1995 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                           KPMG PEAT MARWICK LLP


Kansas City, Missouri
January 17, 1997

                     REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
GE Global Insurance Holding Corporation:


We have audited the accompanying consolidated statements of earnings, stockholder's equity and cash flows of GE Global Insurance Holding Corporation and subsidiaries for the year ended December 31, 1994. Our audit also included the financial statement schedules listed in the Index at Item 14(a) for the year ended December 31, 1994. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. We did not audit the financial statements of Employers Reassurance Corporation, Puritan Excess and Surplus Lines Company and Westport Insurance Corporation, wholly-owned subsidiaries, which statements reflect earnings before income taxes constituting 24% of the related 1994 consolidated totals. Those statements were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to data included for Employers Reassurance Corporation, Puritan Excess and Surplus Lines Company and Westport Insurance Corporation, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of GE Global Insurance Holding Corporation and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audit and the report of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                              ERNST & YOUNG, LLP

Kansas City, Missouri
January 21, 1995

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors of
Employers Reassurance Corporation,
Westport Insurance Corporation and
Puritan Excess and Surplus Lines Insurance Company:


We have audited the combined statements of earnings, stockholder's equity and cash flows of Employers Reassurance Corporation (ERAC), Westport Insurance Corporation (Westport) and Puritan Excess and Surplus Lines Insurance Company (PESLIC) for the year ended December 31, 1994. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and combined cash flows of ERAC, Westport and PESLIC for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

As described in Note 1, the combined financial statements of ERAC, Westport and PESLIC have been prepared to facilitate the preparation of the consolidated financial statements of GE Global Insurance Holding Corporation.



                                                           KPMG PEAT MARWICK LLP

Kansas City, Missouri
January 21, 1995

                GE GLOBAL INSURANCE HOLDING CORPORATION
                            AND SUBSIDIARIES


                   Consolidated Statement of Earnings


                                                     Year ended December 31,
                                                    ------------------------
(In millions)                                        1996     1995     1994
                                                    ------------------------
Revenues
Net premiums earned (Note 8)                        $4,648   $3,886   $2,487
Net investment income (Note 4)                         837      676      528
Net realized gains on investments (Note 4)             223      191      103
Other revenues                                          43       45       30
                                                    ------   ------   ------
Total revenues                                       5,751    4,798    3,148
                                                    ------   ------   ------
Costs and Expenses
Claims, claim expenses and policy benefits           3,373    2,994    1,900
Insurance acquisition costs                          1,106      847      551
Amortization of intangibles                             82       60       36
Interest expense                                        42       16        -
Other operating costs and expenses                     284      225      155
Minority interest in net earnings of consolidated
   subsidiaries (Notes 1, 3 and 9)                      84       95       97
                                                    -------  ------   ------

Total costs and expenses                             4,971    4,237    2,739
                                                    -------  ------   ------
Earnings before income taxes                           780      561      409
                                                    -------  ------   ------
Provision for income taxes (Note 6):
   Current                                             207      150       93
   Deferred                                              6      (26)     (42)
                                                    -------  ------   ------
                                                       213      124       51
                                                    -------  ------   ------

Net earnings                                        $  567   $  437   $  358
                                                    =======  ======   ======

See Notes to Consolidated Financial Statements.


                GE GLOBAL INSURANCE HOLDING CORPORATION
                            AND SUBSIDIARIES

              Consolidated Statement of Financial Position

                                                                  December 31,
                                                               -----------------
(In millions)                                                    1996      1995
                                                               -----------------
Assets
Investments (Note 4):
  Fixed maturity securities available-for-sale, at fair value  $13,572   $12,991
  Equity securities, at fair value                               2,303     1,822
  Short-term investments, at amortized cost                        339       312
  Other invested assets                                            265       269
                                                               -------   -------
Total investments                                               16,479    15,394

Cash                                                               377       455

Securities and indebtedness of related parties                     310       275

Accrued investment income                                          391       323

Premiums receivable                                              2,645     3,298

Funds held by reinsured companies                                  519       665

Reinsurance recoverables                                         2,358     2,936

Deferred insurance acquisition costs                               495       474

Intangible assets                                                  986       967

Other assets                                                       828       826
                                                               -------   -------
Total assets                                                   $25,388   $25,613
                                                               =======   =======


                GE GLOBAL INSURANCE HOLDING CORPORATION
                            AND SUBSIDIARIES

        Consolidated Statement of Financial Position (continued)



                                                             December 31,
                                                         -------------------
(In millions)                                              1996        1995
                                                         -------------------
Liabilities and equity
Claims and claim expenses (Note 5)                       $10,869     $11,145
Accumulated contract values                                1,643       1,809
Future policy benefits for life and health contracts         831         719
Unearned premiums                                          1,170       1,328
Other reinsurance balances                                 1,836       2,598
Income taxes payable (Note 6)                                173         119
Contract deposit liabilities                               1,458       1,055
Other liabilities                                            612         584
Deferred income taxes (Note 6)                               274         254
Short-term borrowings (Note 7)                                 -         600
Long-term borrowings (Note 7)                                556           -
                                                         -------     -------
   Total liabilities                                      19,422      20,211
                                                         -------     -------
Minority interest in equity of consolidated
   subsidiaries (Notes 1, 3 and 9)                         1,206       1,211
                                                         -------     -------
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                       5           5
Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                     150         150
Paid-in capital                                              845         845
Unrealized gains on investment securities                    500         436
Foreign currency translation adjustments                      15          12
Retained earnings                                          3,245       2,743
                                                         -------     -------
   Total stockholder's equity                              4,760       4,191
                                                         -------     -------
Total liabilities and equity                             $25,388     $25,613
                                                         =======     =======


See Notes to Consolidated Financial Statements.


                                               GE GLOBAL INSURANCE HOLDING CORPORATION
                                                           AND SUBSIDIARIES

                                           Consolidated Statement of Stockholder's Equity

                                                                            Unrealized
                                                                              Gains
                                                                             (Losses)      Foreign
                                                                                on         Currency
                                             Common    Preferred  Paid-In   Investment    Translation    Retained
(In millions)                                 Stock      Stock    Capital   Securities    Adjustments    Earnings      Total
                                             ---------------------------------------------------------------------------------
Balance, January 1, 1994                       $5       $  -        $520        $303         $(19)        $2,129       $2,938
   Contribution to capital                      -          -          25           -            -              -           25
   Change in unrealized gains (losses) on
     investment securities                      -          -           -        (469)           -              -         (469)
   Change in foreign currency translation
     adjustments                                -          -           -           -           20              -           20

   Net earnings                                 -          -           -           -            -            358          358
   Dividends paid on common stock               -          -           -           -            -           (150)        (150)
                                               --       ----        ----        ----         ----         ------       ------

Balance, December 31, 1994                      5          -         545        (166)           1          2,337        2,722
   Issuance of preferred stock (Note 9)         -        150           -           -            -              -          150
   Contribution to capital (Note 9)             -          -         300           -            -              -          300
   Change in unrealized gains (losses) on
     investment securities                      -          -           -         602            -              -          602
   Change in foreign currency translation
     adjustments                                -          -           -           -           11              -           11
   Net earnings                                 -          -           -           -            -            437          437
   Dividends paid on common stock               -          -           -           -            -            (29)         (29)
   Dividends paid on preferred stock            -          -           -           -            -             (2)          (2)
                                               --       ----        ----        ----         ----         ------       ------
Balance, December 31, 1995                      5        150         845         436           12          2,743        4,191
   Change in unrealized gains (losses) on
     investment securities                      -          -           -          64            -              -           64
   Change in foreign currency translation
   adjustments                                  -          -           -           -            3              -            3
   Net earnings                                 -          -           -           -            -            567          567
   Dividends paid on common stock               -          -           -           -            -            (58)         (58)
   Dividends paid on preferred stock            -          -           -           -            -             (7)          (7)
                                               --       ----        ----        ----         ----         ------       ------
Balance, December 31, 1996                     $5       $150        $845        $500         $ 15         $3,245       $4,760
                                               ==       ====        ====        ====         ====         ======       ======

See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                                                                Year ended December 31,
                                                            --------------------------------
(In millions)                                                1996          1995         1994
                                                            --------------------------------
Cash Flows From Operating Activities
Net earnings                                               $  567        $  437       $  358
Adjustments to reconcile net earnings to cash
     from operating activities:
     Claims and claim expenses                                489           608          628
     Future policy benefits for life and health contracts     157           (45)         108
     Unearned premiums                                          1          (564)         103
     Funds held by reinsured companies                        104           (10)         (19)
     Reinsurance recoverables                                 210          (268)        (171)
     Deferred income taxes                                      6           (26)         (43)
     Income taxes payable                                      66            12          (26)
     Other, net                                              (460)        1,047          162
     Amortization of insurance acquisition costs            1,106           847          551
     Insurance acquisition costs deferred                  (1,157)         (833)        (586)
     Net realized gains on investments                       (223)         (191)        (103)
                                                           ------        ------       ------
     Cash from operating activities                           866         1,014          962
                                                           ------        ------       ------


Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
     Purchases                                             (6,219)       (5,936)      (3,842)
     Sales                                                  4,896         4,432        2,260
     Maturities                                               610           474          377
Equity securities:
     Purchases                                             (1,330)       (1,337)        (783)
     Sales                                                  1,178         1,178          746
Net purchases of short-term investments                       (28)          (50)          (9)
Business acquisitions, net of cash acquired (Note 3)            -          (807)         (80)
Other investing activities                                    106          (118)         (16)
                                                           ------        ------       ------
     Cash used for investing activities                      (787)       (2,164)      (1,347)
                                                           ------        ------       ------


Cash Flows From Financing Activities
Change in contract deposits                                   460           352          133
Net contract accumulation receipts (payments)                (161)         (223)         299
Proceeds from short-term borrowings (Note 7)                    -           600           -
Principal payments on short-term borrowings (Note 7)         (600)            -           -
Proceeds from long-term borrowings (Note 7)                   556             -           -
Contribution to capital (Note 9)                                -           300           -
Proceeds from issuance of preferred stock (Note 9)              -           150           -
Dividends paid                                                (65)          (31)        (150)
                                                           ------        ------       ------
     Cash from financing activities                           190         1,148          282
                                                           ------        ------       ------
Effect of exchange rate changes on cash                      (347)          116           72
                                                           ------        ------       ------
Increase (decrease) in cash                                   (78)          114          (31)
Cash at beginning of year                                     455           341          372
                                                           ------        ------       ------
Cash at end of year                                        $  377        $  455       $  341
                                                           ======        ======       ======


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.   Basis of Presentation


Principles of Consolidation


GE Global Insurance Holding Corporation ("GE Global") is a wholly-owned subsidiary of General Electric Capital Services, Inc. ("GE Capital Services"), which is a wholly-owned subsidiary of General Electric Company ("GE Company"). The accompanying consolidated financial statements of GE Global include the accounts and operations, after intercompany eliminations, of GE Global and Employers Reinsurance Corporation ("ERC"), a property/casualty reinsurance company with various property/casualty reinsurance, life reinsurance and insurance intermediary subsidiaries. GE Global owns 100% of the common stock of ERC, representing 89.5% of ERC's voting rights, and General Electric Capital Corporation ("GE Capital") owns 100% of ERC's preferred stock, representing 10.5% of ERC's voting rights. GE Global and its consolidated subsidiaries are collectively referred to as "the Company."


GE Global


During 1995, an inactive, wholly-owned subsidiary of ERC was renamed GE Global and dividended to GE Capital Services. GE Capital Services then contributed its 100% ownership of the common stock of ERC to GE Global. The consolidated financial statements of the Company reflect the combination of GE Global and ERC at historical cost on a basis similar to pooling of interests accounting; accordingly, the accompanying consolidated financial statements include the accounts and operations of ERC for all periods presented.

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") which, as to the insurance company subsidiaries, vary from statutory accounting practices prescribed or permitted by insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.


Acquisition of Affiliated Companies


On December 28, 1994, ERC issued 11,673 newly authorized shares of $100,000 par value, nonredeemable, voting preferred stock to purchase all of the outstanding capital stock of Employers Reassurance Corporation ("ERAC") and Puritan Excess and Surplus Lines Insurance Company ("PESLIC") from GE Capital, an affiliate, the common stock of which is wholly-owned by GE Capital Services. The companies were acquired for $1.167 billion, which represented book value, as determined in accordance with generally accepted accounting principles. The consolidated financial statements of the Company reflect the acquisitions of ERAC and PESLIC at historical cost on a basis similar to pooling of interests accounting; accordingly, the accompanying consolidated financial statements include the accounts and operations of ERAC and PESLIC for all periods presented. The preferred stock described above had been presented previously as "Preferred stock of subsidiary" in the consolidated statement of financial position and excluded from equity due to its similarities to a minority interest. Earnings prior to 1995 from these acquired affiliates were presented previously as a charge similar to preferred stock dividends in determining net earnings. Due to its characteristics, the preferred stock described above has been reclassified as "Minority interest in equity of consolidated subsidiaries" in the statement of financial position. Also, the related 1996 and 1995 preferred stock dividends, as well as the earnings prior to 1995 from acquired subsidiaries, have been reclassified as "Minority interest in net earnings of consolidated subsidiaries" in the statement of earnings.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies


Investments

The Company's fixed maturity and marketable equity securities have been designated as available-for-sale and are reported at fair value, with net unrealized gains or (losses) included in stockholder's equity. Realized gains or (losses) on sales of investments are determined on the specific-identification method and include adjustments to the net realizable value of investments for declines in value that are considered to be other than temporary. Investment income is recognized as earned and includes the accretion of discounts and amortization of premiums related to fixed maturity securities.

Property and Casualty Insurance/Reinsurance Segment

Premiums are reported as earned over the terms of the related reinsurance treaties or policies. In general, earned premiums are calculated on a pro rata basis, are determined based on reports received from reinsureds, or are estimated if reports are not received timely from reinsureds. Premium adjustments under retrospectively rated reinsurance contracts are recorded based on estimated claims and claim expenses, including both case and incurred but not yet reported liabilities. Assumed foreign reinsurance is accounted for using the periodic method.

Certain insurance acquisition costs, principally commissions and brokerage expenses, are deferred and amortized over the contract period in which the related premiums are earned. Future investment income is considered in determining the recoverability of deferred insurance acquisition costs.

The value of property and casualty business recorded in connection with the 1984 acquisition of ERC by GE Capital Services is being amortized over 16 years using the straight-line method. Included in the statement of financial position caption "Intangible assets" was the value of property and casualty business of $262 million before accumulated amortization of $202 million and $186 million at December 31, 1996 and 1995, respectively.

The liabilities for claims and claim expenses represent the estimated liabilities for reported claims plus those incurred but not yet reported and the related estimated claim expenses. The liabilities for claims and claim expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate cost of all claims incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the liabilities for claims and claim expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates. Included in the liabilities for claims and claim expenses are $1.015 billion and $748 million at December 31, 1996 and 1995, respectively, of long-term disability claims that are discounted at a 6% rate.

Amounts recoverable from reinsurers related to the liabilities for claims and claim expenses are estimated in a manner consistent with the related liabilities associated with the reinsured policies.

Life Reinsurance Segment

The Company provides reinsurance for life and health insurance and annuities. These products can be classified into two groups, insurance contracts and investment contracts. Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. Investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. In addition, the Company participates in financially oriented reinsurance treaties. Deposits, if any, are carried as assets or liabilities in the statement of financial position.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

Revenues for insurance contracts are recognized as revenues when due or over the terms of the policies. Revenues for investment contracts are fees charged against contract values during the period for insurance, policy administration, surrenders and other risks.

Future policy benefits for life and health contracts are the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or at the date of purchase. Interest rate assumptions used in calculating the present value range from 3.0% to 8.5% at December 31, 1996, and 2.0% to 8.0% at December 31, 1995. Payments received from sales of investment contracts are not recognized as revenues, but are recorded as accumulated contract values of the policyholders' contracts. Interest rates credited to investment contracts are guaranteed for the policy terms with renewal rates determined by management. Such crediting interest rates ranged from 3.25% to 9.00% in 1996, 4.25% to 12.30% in 1995, and 4.25% to 12.80% in
1994.

Acquisition costs include costs and expenses that vary with and are primarily related to the acquisition of insurance and investment contracts, such as commissions and certain support costs, such as underwriting and policy issue expenses. For investment contracts, the amortization is based on the present value of the anticipated gross profits from investments, surrender and other charges net of interest credited, mortality and maintenance expenses. As actual gross profits vary from projected gross profits, the impact on amortization is included in net income. For insurance contracts, the acquisition costs are amortized over the premium paying periods using assumptions consistent with those used in computing future policy benefit reserves.

As a result of acquisitions, the Company has obtained the right to receive future profits from life reinsurance contracts existing at the date of the acquisitions. The present value of these future profits (PVFP) has been actuarially determined based on the projected profits from the contracts acquired. The calculation of the projected profits includes anticipated future premiums, benefit payments, lapse rates, expenses and related investment income. The PVFP was determined using risk adjusted discount rates from 8% to 15% and the interest rates selected for the valuation were determined based on the applicable interest rates in the country of risk and the risk inherent in the realization of the estimated future profits. The PVFP of $164 million and $171 million at December 31, 1996 and 1995, respectively, is included in "Intangible assets" and is being amortized using the interest method over the duration of the related life business, approximately 20 years, as the premiums on the books of business are recognized.

Funds Held by Reinsured Companies

Funds held by reinsured companies represent ceded premiums retained by the ceding companies according to contractual terms. The Company generally earns investment income on these balances during the periods that the funds are held.

Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible reinsurance recoverables, premiums receivable and other doubtful receivables. The allowance is recorded as a valuation account that reduces the corresponding asset. The allowance was $47 million and $27 million at December 31, 1996 and 1995, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

Goodwill

The Company amortizes goodwill recorded in connection with its business combinations over periods ranging from 20 to 30 years using the straight-line method. Included in the statement of financial position caption "Intangible assets" was goodwill of $983 million and $897 million at December 31, 1996 and 1995, respectively. Accumulated amortization was $221 million and $177 million at December 31, 1996 and 1995, respectively. If goodwill is identified with long-lived assets that are subject to an impairment loss, and an adjustment is to be made to reflect fair value, the goodwill shall be reduced or eliminated before the carrying value of such long-lived assets is written down to fair value. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

Statement of Cash Flows


Cash includes cash on hand, demand deposits and certificates of deposit. All highly liquid investments with an original maturity of three months or less are classified as short-term investments in the statement of financial position, and transactions as such are considered investing activities in the consolidated statement of cash flows.


The Company's noncash investing and financing activity in 1994 relates to ERC's acquisition of all of the outstanding stock of ERAC and PESLIC through issuing $1.167 billion of preferred stock on December 28, 1994.

Reinsurance

Reinsurance contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the reinsurer (or retrocessionaire) may realize a significant loss from the insurance risk assumed are required to be accounted for as deposits. These contract deposits are included in "Contract deposit liabilities" and are accounted for as financing transactions with interest income or expense credited or charged to the contract deposits.

Income Taxes

GE Global, together with its domestic property/casualty insurance subsidiaries and its parent, GE Capital Services, is included in the consolidated federal income tax return of GE Company. GE Global's domestic life insurance subsidiaries are taxed as life insurance companies, and those subsidiaries file separate federal income tax returns. GE Global's international insurance subsidiaries file separate income tax returns in the countries that the subsidiaries are domiciled.

The Company utilizes the liability method, whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)



2.   Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The Company operates in a multiple functional currency environment whereby revenues and expenses in functional currencies are translated using the weighted average exchange rate during the year and functional currency assets and liabilities are translated at the rate of exchange in effect at the close of the year. Gains or losses resulting from translating the functional currencies into U.S. dollars are accumulated in a separate component of stockholder's equity, entitled "Foreign currency translation adjustments." The Company hedges its foreign currency risk on its foreign subsidiary investments by utilizing a cross currency swap (See Note 12). The gain or loss on the cross currency swap is included in "Foreign currency translation adjustments" and was a $71 million gain at December 31, 1996. The net effect of foreign currency transactions on operating results during 1996, 1995 and 1994 was immaterial.

Benefit Plans

Employees of the Company and its subsidiaries, excluding international subsidiaries, are covered by a trusteed, noncontributory defined benefit plan and unfunded postretirement plans that provide medical benefits and life insurance benefits to substantially all employees and their dependents. Certain of the Company's international subsidiaries also sponsor noncontributory defined benefit plans for their employees. The net effect of all benefit plans on the consolidated statement of financial position and statement of earnings for 1996, 1995 and 1994 was immaterial.

Accounting Change

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was adopted in the first quarter of 1996 and did not have a material effect on the financial position or results of operations of the Company. This statement requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


3.   Acquisitions

3.   Acquisitions


In July 1995, the Company consummated its purchase of certain assets comprising a majority of the reinsurance business of Aachener Ruckversicherungs-Gesellschaft Aktiengesellschaft (the "Aachen Re Business") and its purchase of over 93% of the outstanding shares of Frankona Ruckversicherungs-Aktien-Gesellschaft ("Frankona Re"). The Aachen Re Business is written primarily on a direct basis and principally consists of auto/motor, fire and life reinsurance of both German and non-German business. Frankona Re also operates primarily on a direct basis, and its written premium principally consists of aviation, auto/motor, fire and life reinsurance of both German and non-German business.

The Aachen Re Business and the Frankona Re shares were purchased for approximately $143 million and $879 million, respectively, and both transactions were accounted for as purchases. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on estimates of their fair values as of the dates of the acquisitions and the results of operations have been included in the statement of earnings since the acquisition dates. The allocation of the combined purchase price, as finalized in 1996, is summarized as follows:

       (In millions)

       Assets acquired, excluding goodwill
         and present value of future profits       $7,729
       Goodwill                                       583
       Present value of future profits                146
       Liabilities assumed                         (7,436)
                                                   ------
       Total purchase price                        $1,022
                                                   ======

Goodwill is being amortized using the straight-line method over a 20 year period and the present value of future profits on the life reinsurance business is being amortized using the interest method over the duration of the related life business, approximately 20 years, as the premiums on the life reinsurance business are recognized. Funding for these acquisitions is described in Note 7.

During 1996, the Company continued to purchase the remaining outstanding shares of Frankona Re held by minority shareholders. Effective December 7, 1996, an agreement was entered into with the remaining minority shareholders whereby the Company offered to purchase the remaining outstanding shares at a stipulated price and would guarantee a specified compensation payment. Minority shareholders who do not redeem their outstanding shares under this agreement will receive a stated future annual dividend and will forfeit their right to participate in the future net earnings of Frankona Re.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.   Investments

The cost, fair value and gross unrealized gains and losses of fixed maturity securities, equity securities, short-term investments and other invested assets were as follows:

                                                                December 31, 1996
                                                    -----------------------------------------
                                                               Gross        Gross
                                                             Unrealized   Unrealized     Fair
             (In millions)                             Cost    Gains        Losses      Value
                                                    -----------------------------------------
             Fixed maturity securities:
                U.S. government                     $   514      $  3        $ 2      $   515
                International government              2,281        91          1        2,371
                Tax-exempt                            5,830       279          8        6,101
                Corporate                             2,541        69          7        2,603
                U.S. mortgage-backed                    912        18          7          923
                International mortgage-backed         1,010        49          -        1,059
                                                    -------      ----        ---      -------
             Total fixed maturity securities         13,088       509         25       13,572

             Equity securities                        1,988       352         37        2,303

             Short-term investments                     339         -          -          339
             Other invested assets                      265         -          -          265
                                                    -------      ----        ---      -------
             Total                                  $15,680      $861        $62      $16,479
                                                    =======      ====        ===      =======




                                                                December 31, 1995
                                                    -----------------------------------------
                                                               Gross        Gross
                                                             Unrealized   Unrealized     Fair
             (In millions)                          Cost       Gains        Losses      Value
                                                    -----------------------------------------
             Fixed maturity securities:
                U.S. government                     $   507      $ 15        $ -      $   522
                International government              2,570        97          3        2,664
                Tax-exempt                            5,654       375          5        6,024
                Corporate                             2,216        69         13        2,272
                U.S. mortgage-backed                    717        20          2          735
                International mortgage-backed           752        22          -          774
                                                    -------      ----        ---      -------
             Total fixed maturity securities         12,416       598         23       12,991

             Equity securities                        1,713       155         46        1,822

             Short-term investments                     312         -          -          312
             Other invested assets                      269         -          -          269
                                                    -------      ----        ---      -------
             Total                                  $14,710      $753        $69      $15,394
                                                    =======      ====        ===      =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


4.   Investments (continued)

The amortized  cost and estimated  fair value of the  Company's  investments  in
available-for-sale,   fixed  maturity   securities  at  December  31,  1996  are
summarized, by stated maturity, as follows:

                                                           Fair
             (In millions)                       Cost      Value
                                               ------------------
             Maturity:
               Due in 1997                     $   714    $   719
               Due in 1998-2001                  3,209      3,291
               Due in 2002-2006                  2,912      3,044
               Due after 2006                    4,331      4,536
                                               -------    -------
             Subtotal                           11,166     11,590
             Mortgage-backed securities          1,922      1,982
                                               -------    -------
             Total                             $13,088    $13,572
                                               =======    =======

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Major categories of the Company's investment income are summarized as follows:

                                                         Year ended December 31,
                                                        ------------------------
        (In millions)                                      1996    1995    1994
                                                        ------------------------
        Fixed maturity securities                          $737    $581    $433
        Equity securities                                    45      32      26
        Short-term investments                               19      28      19
        Securities and indebtedness of related parties       21      20      19
        Other                                                35      30      42
                                                           ----    ----    ----
        Gross investment income                             857     691     539
        Investment expenses                                  20      15      11
                                                           ----    ----    ----
        Net investment income                              $837    $676    $528
                                                           ====    ====    ====

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


4.   Investments (continued)


The Company's sales proceeds and realized gains and losses on securities are summarized as follows:

                                                                          Year ended December 31,
                                                                     --------------------------------
              (In millions)                                           1996         1995         1994
                                                                     --------------------------------
             Sales proceeds from fixed maturity securities           $4,896       $4,432       $2,260
                                                                     ======       ======       ======
             Fixed maturity securities:
               Gross realized gains                                  $  108       $  114       $   55
               Gross realized losses                                    (36)         (29)         (18)
             Equity securities:
               Gross realized gains                                     201          154           96
               Gross realized losses                                    (50)         (48)         (30)
                                                                     ------       ------       ------
             Total net realized gains                                   223          191          103
             Income taxes                                                79           67           36
                                                                     ------       -------      ------
             Realized gains on investments, after income taxes       $  144       $  124       $   67
                                                                     ======       ======       ======

The change in the Company's net unrealized gains (losses), before income tax, on fixed maturity securities was $(91) million, $782 million and $(770) million in 1996, 1995 and 1994, respectively; the corresponding amounts for equity securities were $206 million, $153 million and $(103) million in 1996, 1995 and 1994, respectively.

At December 31, 1996 and 1995, the Company had investments in fixed maturity securities with a carrying amount of $.56 billion and $2.06 billion, respectively, on deposit with state insurance departments to satisfy regulatory requirements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


5.   Claims and Claim Expenses


The table below provides a reconciliation of the beginning and ending claims and claim expense liabilities, net of reinsurance.

                                                                        Year ended December 31,
                                                                 -----------------------------------
             (In millions)                                         1996           1995         1994
                                                                 -----------------------------------
             Balance at January 1                                $11,145        $ 6,020       $5,312
             Reinsurance recoverables on unpaid claims and
               claim expenses                                      1,794            949          787
                                                                 -------        -------       ------
             Net balance at January 1                              9,351          5,071        4,525
                                                                 -------        -------       ------
             Incurred claims and claim expenses related to:
               Current year                                        2,763          2,638        1,657
               Prior years                                           106            104           87
                                                                 -------        -------       ------
             Total incurred                                        2,869          2,742        1,744
                                                                 -------        -------       ------
             Claims and claim expense payments related to:
               Current year                                          485            295          374
               Prior years                                         1,990          1,426          949
                                                                 -------        -------       ------
             Total payments                                        2,475          1,721        1,323
                                                                 -------        -------       ------

             Foreign exchange and other                             (287)           (54)         125
                                                                 -------        -------       ------
             Net balance at December 31                            9,458          6,038        5,071
             Reinsurance recoverables on unpaid claims
               and claim expenses                                  1,411          1,794          949
             Acquired businesses unpaid claims
               and claim expenses (See Note 3)                         -          3,313            -
                                                                 -------        -------       ------
             Balance at December 31                              $10,869        $11,145       $6,020
                                                                 =======        =======       ======

The Company's liabilities for unpaid claims and claim expenses, net of related reinsurance recoverables, at December 31, 1995, 1994 and 1993, were increased in the following year by $106 million, $104 million and $87 million, respectively, for claims that had occurred on or prior to those balance sheet dates. Those deficiencies resulted principally from settling claims established in earlier accident years for amounts that were more than estimated and due to changes in estimates associated with the lag in receiving underwriting reports from ceding companies that causes development of both premiums and claims, especially as it relates to the international operations.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


5.   Claims and Claim Expenses (continued)

In establishing the liabilities for claims and claim expenses related to asbestos-related illnesses and toxic waste cleanup, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of specific insurance or reinsurance contracts, and management can reasonably estimate its liability. In addition, amounts have been established to cover additional exposures on both known and unasserted claims, and estimates of the liabilities are reviewed and updated continually.

The gross liabilities for asbestos-related illness and toxic waste cleanup claims and claim expenses and the related reinsurance recoverables were $368 million and $174 million, respectively, at December 31, 1996. These amounts are management's best estimate, based on currently available information, of future claim and claim expense payments and recoveries that are expected to develop in future years. The Company monitors evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Changing U.S. government regulations and legislation, including continuing Congressional consideration of a Federal Superfund law, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While the Company has recorded its best estimate of its liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net loss, or the range of net loss, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect the Company's results of operations, cash flows and financial position.

6.   Income Taxes

The Company's provision for income taxes is summarized as follows:

                                                Year ended December 31,
                    -------------------------------------------------------------------------
                             1996                     1995                      1994
                    ---------------------    ---------------------     ----------------------
                    United  Inter-           United  Inter-            United  Inter-
    (In millions)   States national Total    States national Total     States national Total
                    ---------------------    ---------------------     ----------------------

    Current          $79     $128    $207     $82     $68     $150      $74     $19     $93
    Deferred           7       (1)      6     (22)     (4)     (26)     (39)     (3)    (42)
                     ---     ----    ----     ---     ---     ----      ---     ---     ---
    Total            $86     $127    $213     $60     $64     $124      $35     $16     $51
                     ===     ====    ====     ===     ===     ====      ===     ===     ===


Income taxes paid by the Company totaled $158 million, $114 million and $118 million in 1996, 1995 and 1994, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


6.   Income Taxes (continued)


The Company's effective income tax rate on pre-tax income is lower than the prevailing U.S. corporate federal income tax rate and is summarized as follows:

                                                     Year ended December 31,
                                                  -----------------------------
                                                    1996      1995       1994
                                                  -----------------------------
             Corporate federal income tax rate      35%        35%        35%
             Tax-exempt investment income          (14)       (19)       (27)
             Intercompany dividend payment           4          6          8
             Decrease in tax reserves                -          -         (3)
             Other items, net                        2          -         (1)
                                                   ---        ---        ---
             Effective tax rate                     27%        22%        12%
                                                   ===        ===        ===

The significant components of the Company's net deferred tax assets and liabilities are summarized as follows:

                                                                  December 31,
                                                                ----------------
             (In millions)                                       1996      1995
                                                                ----------------
             Deferred tax assets:
                Claim and claim expenses                        $ 367     $ 371
                Unearned premiums                                  41       121
                Foreign tax credit carryforwards                   66        63
                Other                                             222       168
                                                                -----     -----
             Total gross deferred tax assets                      696       723
                Valuation allowance                                66        63
                                                                -----     -----
             Total deferred tax assets                            630       660
                                                                -----     -----
             Deferred tax liabilities:
                Deferred insurance acquisition costs              153       168
                Tax reserves in excess of book reserves           198       189
                Net unrealized gains on investment securities     311       244
                Contract deposit liabilities                       85       123
                Present value of future profits                    49        65
                Other                                             108       125
                                                                -----     -----
             Total deferred tax liabilities                       904       914
                                                                -----     -----
             Net deferred tax liability                         $(274)    $(254)
                                                                =====     =====

A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized. The Company has established a valuation allowance for foreign tax credit carryforwards that exceed the projected future benefit of such foreign tax credits. The valuation allowance for the deferred tax assets associated with the foreign tax credits increased by $3 million during 1996.

The Company did not have a payable to (recoverable from) GE Capital Services for income taxes due at December 31, 1996 and had a payable of $3 million at December 31, 1995.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

7.   Long-Term and Short-Term Borrowings

On July 27, 1995, the Company entered into short-term borrowing arrangements totaling $600 million to provide additional funding for the acquisitions of the Aachen Re Business and Frankona Re. These acquisitions are described in Note 3. The debt carried a term of one year with interest payments made monthly based on rates ranging from 6.0% to 6.1%. In addition to these borrowings, the Company obtained an unsecured line of credit up to $600 million from GE Capital Services. This line of credit had an interest rate per annum equal to GE Capital Services' cost of funds and expired on July 24, 1996. No amounts were drawn on this credit facility.

In February 1996, the Company issued $600 million of senior unsecured debt securities at 7% per annum, which are not redeemable prior to maturity on February 15, 2026. The Company received $556 million in proceeds from these notes (net of original issue discount and costs of an interest rate "lock" contract) and were used to repay the $600 million of short-term borrowings described above. Total interest paid in 1996 and 1995 was $29 million and $13 million, respectively.

The Company entered into a revolving credit agreement with GE Capital Services on January 1, 1997 for an amount up to $600 million. This unsecured line of credit has an interest rate per annum equal to GE Capital Services' cost of funds for a one-year period. This agreement is automatically extended for successive terms of one year each unless terminated in accordance with the terms of the agreement.

8.   Supplemental Financial Statement and Reinsurance Data

Insurance premiums earned in 1996, 1995 and 1994 and life insurance in force as of December 31, 1996, 1995 and 1994 are summarized as follows:

                               Insurance Premiums Earned
                           ----------------------------------    Life
                             Property/                         Insurance
            (In millions)    Casualty      Life       Total     In Force
                           ----------------------------------------------
            1996:
              Direct           $  339      $  3      $  342     $  1,478
              Assumed           4,183       787       4,970      196,250
              Ceded              (507)     (157)       (664)     (32,445)
                               ------      ----      ------     --------
            Net                $4,015      $633      $4,648     $165,283
                               ======      ====      ======     ========

            1995:
              Direct           $  374      $  3      $  377     $  1,076
              Assumed           3,586       520       4,106      208,356
              Ceded              (514)      (83)       (597)     (34,828)
                               ------      ----      ------     --------
            Net                $3,446      $440      $3,886     $174,604
                               ======      ====      ======     ========

            1994:
              Direct           $  352      $  3      $  355     $    767
              Assumed           2,304       237       2,541      117,695
              Ceded              (362)      (47)       (409)     (28,885)
                               ------      ----      ------     --------
            Net                $2,294      $193      $2,487     $ 89,577
                               ======      ====      ======     ========

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


8.   Supplemental Financial Statement and Reinsurance Data (continued)


Claims, claim expenses and policy benefits in 1996, 1995 and 1994 are summarized as follows:

                               Property/
         (In millions)         Casualty        Life          Total
                           -----------------------------------------
         1996:
            Direct              $  346         $  3         $  349
            Assumed              3,058          593          3,651
            Ceded                 (535)         (92)          (627)
                                ------         ----         ------
         Net                    $2,869         $504         $3,373
                                ======         ====         ======

         1995:
            Direct              $  312         $  3         $  315
            Assumed              2,673          357          3,030
            Ceded                 (336)         (15)          (351)
                                ------         ----         ------
         Net                    $2,649         $345         $2,994
                                ======         ====         ======

         1994:
            Direct              $  328         $  2         $  330
            Assumed              1,754          109          1,863
            Ceded                 (338)          45           (293)
                                ------         ----         ------
         Net                    $1,744         $156         $1,900
                                ======         ====         ======

The Company's insurance company subsidiaries both cede reinsurance to and assume reinsurance from other insurance companies. That portion of the risks exceeding each subsidiary's retention limit is reinsured with other insurers. The Company also acquires other reinsurance coverages with retentions and limits that management believes are appropriate for the circumstances. In the accompanying consolidated financial statements, premiums, claims, claim expenses and policy benefits and deferred insurance acquisition costs are reported net of reinsurance ceded; reinsurance liabilities and accruals are reported gross of reinsurance ceded.

The Company's insurance company subsidiaries remain liable to their policyholders if their reinsurers are unable to meet their contractual obligations under the applicable reinsurance agreements. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. At December 31, 1996, there was no significant concentration of reinsurance recoverables and prepaid reinsurance premiums due from any one reinsurer.

For financial reinsurance assumed, the Company reports revenue for the risk fees charged for those services. At December 31, 1996, statutory policyholder surplus of the Company's life insurance subsidiaries has been reduced approximately $336 million in connection with financial reinsurance assumed. Such amounts are secured by future profits on the reinsured business. The Company's life insurance subsidiaries are also subject to the risk that the ceding companies may become insolvent, and the right of offset would not be permitted; however, management does not believe such risk is significant.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


9.   Stockholder's Equity

As described in Note 1, ERC issued 11,673 shares of $100,000 par value, nonredeemable, voting preferred stock to purchase ERAC and PESLIC from GE Capital on December 28, 1994. This preferred stock accrues preferential and cumulative dividends at an annual rate that is the average of the yield on high grade industrial preferred stock and the yield on medium grade industrial preferred stock as of the close of the week preceding December 31, as published by Moody's Investors Service, Inc. ERC may, upon approval by its Board of Directors, redeem the preferred stock, in whole or in part, at 100% of the par value of the preferred stock plus all dividends accrued thereon to the date of redemption. Preferred stock dividends paid by ERC totaled $80 million and $93 million in 1996 and 1995, respectively.

On September 28, 1995, GE Capital Services contributed $300 million to the equity of the Company, and GE Capital purchased 1,500 newly authorized shares of $100,000 par value, nonvoting, cumulative preferred stock of the Company for an aggregate purchase price of $150 million. Dividends on the preferred stock are paid at a rate of 5% per annum if, as and when declared by the Board of Directors of the Company and totaled $7 million and $2 million in 1996 and 1995, respectively.

10.   Statutory Accounting Practices


ERC and its domestic insurance subsidiaries are domiciled in Missouri or Kansas and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Missouri or Kansas Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. ERC and its insurance subsidiaries have no significant permitted accounting practices that vary from prescribed accounting practices, except as noted below.

Stockholder's equity and net income, as reported to the domiciliary state insurance departments in accordance with its prescribed or permitted statutory accounting practices, for the Company's domestic insurance subsidiaries are summarized as follows:

                                                       December 31,
                                                      ----------------
       (In millions)                                    1996    1995
                                                      ----------------
       Stockholder's equity:
          ERC                                         $4,309  $3,718
          Property and casualty subsidiaries of ERC      657     557
          Life and annuity subsidiaries of ERC         2,371   1,913

                                                       Year ended December 31,
                                                      ------------------------
       (In millions)                                    1996    1995    1994
                                                      ------------------------
       Net income:
          ERC                                           $434    $416    $389
          Property and casualty subsidiaries of ERC       54      53      26
          Life and annuity subsidiaries of ERC           278     108      82

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


10.   Statutory Accounting Practices (continued)

The payment of stockholder dividends by insurance companies without the prior approval of regulators is limited to formula amounts based on net investment income and/or net income, capital and surplus determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding 12 months. The maximum amount available for the payment of dividends during 1997 by ERC to the Company without prior regulatory approval is $297 million through December 20, 1997, and $420 million thereafter. Of these amounts, $82 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital.

In 1995, ERC received written approval from the Missouri Department of Insurance to discount its claim and claim expense liabilities related to long-term disability business. Prescribed statutory accounting practice does permit claim and claim expense liabilities associated with long-term disability to be accounted for on a discounted basis although the Missouri Department of Insurance requires that insurance companies obtain written permission to discount certain claim and claim expense liabilities. Included in the discount recognized for statutory purposes at December 31, 1996 and 1995 is a benefit of $348 million and $356 million, respectively, for long-term disability claim and claim expense liabilities.

The National Association of Insurance Commissioners ("NAIC") has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. At December 31, 1996, each of GE Global's domestic insurance subsidiaries exceeds the minimum risk-based capital requirements.

The Company's international insurance subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by the Company's subsidiaries in some countries require licenses issued by governmental authorities. These licenses may be subject to modification or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

11.   Contingencies

There are no pending legal proceedings beyond the ordinary course of business that could have a material financial effect on the Company, except that in connection with a dispute under specific retrocession agreements relating to disability insurance assumed by the Company from various insurers. The retrocessionaire has initiated legal proceedings against the Company seeking, alternatively, rescission of the retrocession contract or indemnity against losses payable by the retrocessionaire under retrocession contracts. The total amount in dispute is approximately $50 million. The Company believes the retrocession contracts are valid and the amounts are recoverable. Accordingly, the Company has committed no reserves to cover any such contingent liabilities.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


12.   Fair Value of Financial Instruments

This note discloses fair value information about the Company's financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value. No attempt has been made to estimate the value of anticipated future business or the value of assets or liabilities that are not considered financial instruments. Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. In cases where quoted market prices are not available, fair values are estimated using discounted cash flow or other valuation techniques. These estimates may be subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in the assumptions could significantly affect the estimates. As such the derived fair value estimates cannot necessarily be substantiated by comparison to independent markets and may differ from the amounts that might be involved in an immediate settlement of the instrument. Fair value disclosures are not required for certain financial instruments, the most significant of these for the Company are the insurance liabilities and related assets, other than financial guarantees and investment contracts.

Certain financial instruments that are reflected in the accompanying financial statement at fair value or for which fair values are disclosed elsewhere in the notes to the financial statements are not included in the following disclosure. The most significant of which are investments, cash, amounts due from related parties, accrued investment income and other receivables and payables. Fair values of other financial instruments have been determined as follows:

Accumulated contract values - Based on expected future cash flows, discounted at
currently   offered  interest  rates  for  similar   contracts  with  maturities
consistent with those remaining for the contracts being valued.

Financial guaranty reinsurance - Based on estimated premium rates that would be charged and commissions that would be allowed at the financial statement date.

Borrowings - Based on quoted market prices or market comparables and includes the effects of counterparty creditworthiness.

All other instruments - Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


12.   Fair Value of Financial Instruments (continued)

The following are the estimated fair values of the Company's financial instruments:

                                               December 31, 1996                           December 31, 1995
                                  -----------------------------------------------------------------------------------------
                                                     Assets(liabilities)                         Assets(liabilities)
                                                -----------------------------               -------------------------------
                                    Notional    Carrying  Estimated Fair Value  Notional    Carrying  Estimated Fair Value
(In millions)                        Amount      Amount        High    Low       Amount      Amount        High    Low
                                  -----------------------------------------------------------------------------------------
Assets:
   Foreign currency forward
     purchase contracts                 384          7          7        7          174          1          1        1
   Separate account assets              (a)         72         72       72            -          -          -        -

Liabilities:

   Borrowings (b)                       (a)       (556)      (556)    (556)         (a)       (600)      (600)    (600)
   Foreign currency forward sales
     contracts                          215         (1)        (1)      (1)       1,294        (13)       (13)     (13)
   Accumulated contract values          (a)     (1,643)    (1,664)  (1,664)         (a)     (1,809)    (1,797)  (1,797)
   Separate account liabilities         (a)        (69)       (69)     (69)           -          -          -        -
   Financial guaranty reinsurance     5,383        (65)       (60)     (81)       3,741        (48)       (59)     (44)
   Performance guarantees
   principally                          328        (a)         (2)      (1)         298        (a)          1        1
     letters of credit

Other Firm Commitments:
   Cross currency swaps               1,107        (71)       (71)     (71)           -          -          -        -
   Letters of credit received           159        (a)         (1)       -          182        (a)         (1)       -

(a)  Not applicable.
(b)  See Note 7.

Foreign currency forward purchase and sales contracts are employed by the Company to manage exposures to changes in functional currency exchange rates. These financial instruments generally are used as hedges of identified assets, liabilities or net functional currency positions.


A cross currency swap is used by the Company to hedge its exposure to foreign currency risk on the net investments in foreign subsidiaries resulting from exchange rate fluctuations in foreign currency denominated assets and liabilities. The Company is exposed to credit-related losses in the event of non-performance by the counterparty to the cross currency swap contract, but it does not expect the counterparty to fail to meet its obligations given their high credit ratings.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


13.   Segment Information

The Company conducts its operations principally through the following two business segments:

Property and Casualty Insurance/Reinsurance Segment (Property/Casualty)

The domestic property/casualty operations of the Company include reinsurance of most property/casualty lines of business, including general liability, property, workers' compensation and auto liability in the United States, Canada and business written in the United States where the reinsured is outside the United States. In addition, the Company provides insurance and reinsurance for the healthcare industry and conducts excess and surplus lines and direct specialty insurance business.

International property/casualty operations are conducted through subsidiaries and local offices located in Australia, Denmark, England, France, Germany, Hong Kong, Italy, Japan, Lebanon, Mexico, New Zealand, Singapore and Spain, and include reinsurance of property/casualty business in those countries and elsewhere outside the United States and Canada.

Life Reinsurance Segment (Life)

The domestic and international life operations of the Company include reinsurance of life and health insurance and annuity products and participation in financially oriented reinsurance treaties. The international life operations are conducted through subsidiaries and local offices as detailed above and include reinsurance of life business in those countries and elsewhere outside the United States and Canada.

The following is a summary of industry segment activity:

                                                   1996 - Industry Segments
                                             -----------------------------------
                                              Property/
(In millions)                                 Casualty       Life   Consolidated
                                             -----------------------------------
Net premiums earned                            $ 4,015      $  633     $ 4,648
Net investment income                              656         181         837
Net realized gains on investments                  200          23         223
Other revenues                                      (1)         44          43
                                               -------      ------     -------
Total revenues                                   4,870         881       5,751
                                               -------      ------     -------
Claims, claim expenses and policy benefits       2,869         504       3,373
Insurance acquisition costs                        989         117       1,106
Other operating costs and expenses                 350         142         492
                                               --------     ------     -------
Total costs and expenses                         4,208         763       4,971
                                               -------      ------     -------

Earnings before income taxes                   $   662      $  118     $   780
                                               =======      ======     =======

Total assets - December 31                     $18,880      $6,508     $25,388
                                               =======      ======     =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


13.   Segment Information (continued)

                                                    1995 - Industry Segments
                                            ------------------------------------
                                              Property/
(In millions)                                 Casualty       Life   Consolidated
                                            ------------ --------- -------------
Net premiums earned                           $ 3,446       $  440      $ 3,886
Net investment income                             519          157          676
Net realized gains on investments                 162           29          191
Other revenues                                     15           30           45
                                              -------       ------      -------
Total revenues                                  4,142          656        4,798
                                              -------       ------      -------

Claims, claim expenses and policy benefits      2,649          345        2,994
Insurance acquisition costs                       761           86          847
Other operating costs and expenses                261          135          396
                                              -------       ------      -------
Total costs and expenses                        3,671          566        4,237
                                              -------       ------      -------

Earnings before income taxes                  $   471       $   90      $   561
                                              =======       ======      =======

Total assets - December 31                    $19,991       $5,622      $25,613
                                              =======       ======      =======

                                                    1994 - Industry Segments
                                            ------------------------------------
                                              Property/
(In millions)                                 Casualty       Life  Consolidated
                                            ------------------------------------
Net premiums earned                           $ 2,294       $  193      $ 2,487
Net investment income                             410          118          528
Net realized gains on investments                  93           10          103
Other revenues                                      -           30           30
                                              -------       ------      -------
Total revenues                                  2,797          351        3,148
                                              -------       ------      -------

Claims, claim expenses and policy benefits      1,744          156        1,900
Insurance acquisition costs                       501           50          551
Other operating costs and expenses                183          105          288
                                              -------       ------      -------
Total costs and expenses                        2,428          311        2,739
                                              -------       ------      -------

Earnings before income taxes                  $   369       $   40      $   409
                                              =======       ======      =======

Total assets - December 31                    $10,102       $4,394      $14,496
                                              =======       ======      =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (continued)


13.   Segment Information (continued)

The following table is a summary of the Company's business by geographic area. Allocations to the domestic geographic area include business related to the United States, Canada and business written in the United States where the reinsured is outside the United States. International business includes business written by subsidiaries located outside the United States, predominantly in Europe.

                                                   Geographic Area
                                      ------------------------------------------
(In millions)                         United States    Europe      Consolidated
                                      ------------------------------------------
1996:
   Revenues                              $  2,692      $  3,059     $  5,751
   Earnings before income taxes               442           338          780
   Identifiable assets at December 31      13,659        11,729       25,388

1995:
   Revenues                              $  2,936      $  1,862     $  4,798
   Earnings before income taxes               399           162          561
   Identifiable assets at December 31      12,777        12,836       25,613

1994:
   Revenues                              $  2,574     $     574     $  3,148
   Earnings before income taxes               358            51          409
   Identifiable assets at December 31      10,926         3,570       14,496

14.   Unaudited Quarterly Financial Data

Summarized quarterly financial results and other data were as follows in 1996:

                               First        Second        Third        Fourth
(in millions)                 Quarter       Quarter      Quarter      Quarter
                            -------------------------------------------------
Net premiums earned           $1,236        $1,052       $1,075       $1,285
Net investment income            203           211          206          217
Total costs and expenses       1,331         1,129        1,150        1,361
Net earnings                     136           134          146          151



Certain data as presented in the unaudited quarterly financial data has been reclassified to conform with the consolidated statement of earnings presentation for the year ended December 31, 1996.


                          Financial Statement Schedules

                                                                    Schedule II
                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                                (Parent Company)

                              Statement of Earnings


                                            Year ended December 31,
                                         -----------------------------
(In millions)                             1996        1995        1994
                                         -----------------------------
Revenues
Net investment income                     $  -        $  1        $  -
Equity in undistributed earnings           472         384         208
Dividends from subsidiaries                123          63         150
                                          ----        ----        ----
Total revenues                             595         448         358
                                          ----        ----        ----

Costs and Expenses
Interest expense                            42          16           -
Other operating costs and expenses           1           -           -
                                          ----        ----        ----
Total costs and expenses                    43          16           -
                                          ----        ----        ----

Earnings before income taxes               552         432         358

Provision for income taxes                 (15)         (5)          -
                                          ----        ----        ----

Net earnings                              $567        $437        $358
                                          ====        ====        ====

See Notes to Condensed Financial Information of Registrant.

                                                                  Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                         Statement of Financial Position

                                                          December 31,
                                                 -----------------------------
(In millions)                                         1996            1995
                                                 -----------------------------
Assets
Investments in subsidiaries                          $5,314          $4,774
Short-term investments, at amortized cost                 7              21
Other assets                                             22               -
                                                     ------          ------
Total assets                                         $5,343          $4,795
                                                     ======          ======

Liabilities and equity
Other liabilities                                    $   27          $    4
Short-term borrowings                                     -             600
Long-term borrowings                                    556               -
                                                     ------          ------
   Total liabilities                                    583             604
                                                     ------          ------

Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                  5               5
Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                150             150
Paid-in capital                                         845             845
Unrealized gains on subsidiary's investments            500             436
Foreign currency translation adjustments                 15              12
Retained earnings                                     3,245           2,743
                                                     ------          ------
   Total stockholder's equity                         4,760           4,191
                                                     ------          ------

Total liabilities and equity                         $5,343          $4,795
                                                     ======          ======

See Notes to Condensed Financial Information of Registrant.

                                                                   Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                             Statement of Cash Flows

                                                      Year ended December 31,
                                                   -----------------------------
(In millions)                                       1996        1995      1994
                                                   -----------------------------
Cash Flows From Operating Activities
Net earnings                                        $ 567      $  437      $358
Adjustments to reconcile net earnings to cash
   from operating activities:
   Equity in undistributed earnings                  (472)       (384)     (208)
   Other, net                                           -           4         -
                                                    -----      ------       ---
   Cash from operating activities                      95          57       150
                                                    -----      ------       ---
Cash Flows From Investing Activities
Net (purchases) sales of short-term investments        14         (21)        -
Investment in subsidiary                                -      (1,055)        -
                                                    -----      ------       ---
   Cash from (used for) investing activities           14      (1,076)        -
                                                    -----      ------       ---
Cash Flows From Financing Activities
Proceeds from short-term borrowings                     -         600         -
Principal payments on short-term borrowings          (600)          -         -
Proceeds from long-term borrowings                    556           -         -
Contribution to capital                                 -         300         -
Proceeds from issuance of preferred stock               -         150         -
Dividends paid                                        (65)        (31)     (150)
                                                    -----      ------       ---
   Cash from (used for) financing activities         (109)      1,019      (150)
                                                    -----      ------       ---
Increase (decrease) in cash                             -           -         -
Cash at beginning of year                               -           -         -
                                                    -----      ------       ---
Cash at end of year                                 $   -      $    -       $ -
                                                    =====      ======       ===

See Notes to Condensed Financial Information of Registrant.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Condensed Financial Information of Registrant
                                (Parent Company)

1.   Basis of Presentation

GE Global Insurance Holding Corporation ("GE Global") is a wholly-owned subsidiary of General Electric Capital Services, Inc. ("GE Capital Services"), which is a wholly-owned subsidiary of General Electric Company. Subsequent to December 31, 1994, an inactive, wholly-owned subsidiary of Employers Reinsurance Corporation ("ERC") was renamed GE Global and dividended to GE Capital Services. GE Capital Services then contributed its 100% ownership of the common stock of ERC to GE Global. These parent company financial statements reflect the combination of GE Global and ERC at historical cost on a basis similar to pooling of interest accounting; accordingly, the accompanying parent company financial statements include the accounts and operations of ERC for all periods presented.

GE Global's primary asset is its 100% investment in the common stock of ERC, a Missouri-domiciled property/casualty reinsurance company. ERC owns 100% of the common stock of various other property/casualty reinsurance, life reinsurance and reinsurance intermediary companies.

                                                                   Schedule III
                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                       Supplementary Insurance Information

    Column A                Column B         Column C            Column D       Column E          Column F
------------------------------------------------------------------------------------------------------------
                           Deferred       Claims and Claim
                           Insurance       Expenses and                        Accumulated          Net
(In millions)             Acquisition      Future Policy         Unearned      Contract           Premiums
                             Costs           Benefits            Premiums       Values             Earned
                          ----------------------------------------------------------------------------------
December 31, 1996:
   Property/Casualty          $244            $10,869              $1,161         $    -            $4,015
   Life                        251                831                   9          1,643               633
                              ----            -------              ------         ------            ------
Total                         $495            $11,700              $1,170         $1,643            $4,648
                              ====            =======              ======         ======            ======

December 31, 1995:
   Property/Casualty          $303            $11,145              $1,322         $    -            $3,446
   Life                        171                719                   6          1,809               440
                              ----            -------              ------         ------            ------
Total                         $474            $11,864              $1,328         $1,809            $3,886
                              ====            =======              ======         ======            ======

December 31, 1994:
   Property/Casualty          $163            $ 6,020              $  752         $    -            $2,294
   Life                        104                657                   -          1,934               193
                              ----            -------              ------         ------            ------
Total                         $267            $ 6,677              $  752         $1,934            $2,487
                              ====            =======              ======         ======            ======

                            Column G         Column H            Column I       Column J          Column K
                          ----------------------------------------------------------------------------------
                                                                 Amortization
                                                                     of
                                                                  Deferred         Other
                               Net         Claims, Claim          Insurance    Operating Costs       Net
(In millions)              Investment      Expenses and          Acquisition        and           Premiums
                             Income       Policy Benefits          Costs          Expenses         Written
                          ----------------------------------------------------------------------------------
December 31, 1996:
   Property/Casualty          $656            $ 2,869              $  989           $350            $3,937
   Life                        181                504                 117            142
                              ----            -------              ------           ----
Total                         $837            $ 3,373              $1,106           $492
                              ====            =======              ======           ====

December 31, 1995:
   Property/Casualty          $519            $ 2,649              $  761           $261            $3,123
   Life                        157                345                  86            135
                              ----            -------              ------           ----
Total                         $676            $ 2,994              $  847           $396
                              ====            =======              ======           ====

December 31, 1994:
   Property/Casualty          $410            $ 1,744              $  501           $183            $2,380
   Life                        118                156                  50            105
                              ----            -------              ------           ----
Total                         $528            $ 1,900              $  551           $288
                              ====            =======              ======           ====


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     GE GLOBAL INSURANCE HOLDING CORPORATION

March 27, 1997                       By:           /s/ James F. Dore
                                         ------------------------------------
                                                     James F. Dore
                                      Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

     Signatures                        Title                          Date

  /s/ KAJ AHLMANN     President, Chief Executive Officer and      March 27, 1997
--------------------- Director (Principal Executive Officer)
    Kaj Ahlmann


 /s/ JAMES F. DORE    Vice President, Chief Financial Officer     March 27, 1997
--------------------- and Director (Principal Financial and
   James F. Dore      Accounting Officer)


   /s/ G.C. WENDT     Chairman                                    March 27, 1997
---------------------
    Gary C. Wendt


 /s/ JAMES A. PARKE   Director                                    March 27, 1997
---------------------
  James A. Parke


/s/ JOHN M. CONNELLY  Senior Vice President, General Counsel      March 27, 1997
--------------------- and Director
  John M. Connelly