Form 10-Q
period 1997-03-29
GE GLOBAL INSURANCE HOLDING CORP
filed 1997-05-13
CIK 947354

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

                  For the quarterly period ended March 29, 1997
                                                 --------------

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


                     GE Global Insurance Holding Corporation
             ------------------------------------------------------
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

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At April 30, 1997, 1,000 shares of common stock with a par value of $5,000 were outstanding.

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

                                                                                                        Page
                                                                                                        ----

    PART I - FINANCIAL INFORMATION.

     Item 1.              Financial Statements............................................................1

     Item 2.              Management's Discussion and Analysis of Results of Operations...................5

     Exhibit 12.          Computation of Ratio of Earnings to Fixed Charges...............................7


    PART II - OTHER INFORMATION.

     Item 6.              Exhibits and Reports on Form 8-K................................................8

     Signatures.          ................................................................................9

     Index to Exhibits.  ................................................................................10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                       AND SUBSIDIARIES

                             Condensed, Consolidated Statement of Current and Retained Earnings

                                                         (Unaudited)

                                                                              Three months ended
                                                                 -------------------------------------------
(In millions)                                                      March 29, 1997            March 30, 1996
                                                                 ------------------        -----------------

Revenues
Net premiums earned                                                     $1,344                      $1,236
Net investment income                                                      224                         203
Net realized gains on investments                                           88                          86
Other revenues                                                              13                          12
                                                                        ------                      ------
Total revenues                                                           1,669                       1,537
                                                                        ------                      ------

Costs and Expenses
Claims, claim expenses and policy benefits                               1,055                         952
Insurance acquisition costs                                                248                         254
Other operating costs and expenses                                         119                         103
Minority interest in net earnings of consolidated subsidiaries              21                          22
                                                                        ------                      ------
Total costs and expenses                                                 1,443                       1,331
                                                                        ------                      ------

Earnings before income taxes                                               226                         206

Provision for income taxes                                                  68                          70
                                                                        ------                      ------

Net earnings                                                               158                         136
Dividends on preferred stock                                                (2)                         (2)
Retained earnings at beginning of period                                 3,245                       2,743
                                                                        ------                      ------
Retained earnings at end of period                                      $3,401                      $2,877
                                                                        ======                      ======

See Notes to Condensed, Consolidated Financial Statements.

Item 1.  Financial Statements (Continued).


                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                       AND SUBSIDIARIES

                                   Condensed, Consolidated Statement of Financial Position


(In millions)                                                       March 29, 1997         December 31, 1996
                                                                    --------------         -----------------
                                                                     (Unaudited)

Assets
Investments:
  Fixed maturity securities available-for-sale, at fair value           $13,466                    $13,572
  Equity securities, at fair value                                        2,299                      2,303
  Other invested assets                                                     965                        604
                                                                        -------                    -------
Total investments                                                        16,730                     16,479

Cash                                                                        123                        377
Premiums receivable                                                       2,314                      2,645
Other receivables                                                         1,232                      1,220
Reinsurance recoverables                                                  2,432                      2,358
Deferred insurance acquisition costs                                        617                        495
Other assets                                                              1,902                      1,814
                                                                        -------                    -------

Total assets                                                            $25,350                    $25,388
                                                                        =======                    =======


Liabilities and equity
Claims and claim expenses                                               $11,132                    $10,869
Accumulated contract values                                               1,565                      1,643
Future policy benefits for life and health contracts                      1,327                        831
Unearned premiums                                                         1,229                      1,170
Other reinsurance balances                                                1,142                      1,836
Other liabilities                                                         2,503                      2,517
Long-term borrowings                                                        557                        556
                                                                        -------                    -------
  Total liabilities                                                      19,455                     19,422
                                                                        -------                    -------

Minority interest in equity of consolidated  subsidiaries                 1,185                      1,206
                                                                        -------                    -------

Common stock                                                                  5                          5
Preferred stock                                                             150                        150
Paid-in capital                                                             845                        845
Unrealized gains on investment securities                                   357                        500
Foreign currency translation adjustments                                    (48)                        15
Retained earnings                                                         3,401                      3,245
                                                                        -------                    -------
  Total stockholder's equity                                              4,710                      4,760
                                                                        -------                    -------

Total liabilities and equity                                            $25,350                    $25,388
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

See Notes to Condensed, Consolidated Financial Statements.

Item 1.  Financial Statements (Continued).


                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                       AND SUBSIDIARIES

                                       Condensed, Consolidated Statement of Cash Flows

                                                         (Unaudited)

                                                                              Three months ended
                                                                --------------------------------------------
(In millions)                                                     March 29, 1997            March 30, 1996
                                                                ------------------        ------------------

Cash from operating activities                                        $  203                      $  178
                                                                      ------                      ------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
  Purchases                                                           (1,361)                     (1,579)
  Sales                                                                1,135                       1,340
  Maturities                                                             182                         129
Equity securities:
  Purchases                                                             (298)                       (330)
  Sales                                                                  286                         334
Net (purchases) sales of short-term investments                         (345)                          5
Other investing activities                                               (21)                         (8)
                                                                      ------                      -------
  Cash used for investing activities                                    (422)                       (109)
                                                                      ------                      -------

Cash Flows From Financing Activities
Change in contract deposits                                               41                         (31)
Net contract accumulation receipts (payments)                             (9)                          9
Principal payments on short-term borrowings                                -                        (600)
Proceeds from long-term borrowings                                         -                         555
Dividends paid                                                            (2)                         (2)
                                                                      ------                      -------
  Cash from (used for) financing activities                               30                         (69)
                                                                      ------                      -------

Effect of exchange rate changes on cash                                  (65)                         27
                                                                      ------                      ------

Increase (decrease) in cash                                             (254)                         27
Cash at beginning of period                                              377                         455
                                                                      ------                      ------
Cash at end of period                                                 $  123                      $  482
                                                                      ======                      ======

See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                 AND SUBSIDIARIES

              Notes to Condensed, Consolidated Financial Statements

                                   (Unaudited)


1. The accompanying condensed, consolidated quarterly financial statements represent the adding together of GE Global Insurance Holding Corporation and its wholly-owned subsidiary, Employers Reinsurance Corporation and its consolidated subsidiaries (collectively called "the Corporation"). All significant intercompany transactions have been eliminated. Certain prior period data have been reclassified to conform to the current presentation.

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

3.       The Corporation has adopted Statement of Financial Accounting Standards
         (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other things, the new statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, based on the control of the transferred assets. SFAS No. 125 is effective for all transfers of financial assets occurring after December 31, 1996. The adoption of this statement did not have an effect on the financial position or results of operations of the Corporation.

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first three months of 1997 were $158 million, a $22 million increase over the first three months of 1996. The increase was primarily the result of increased investment income related to the continued growth of the investment portfolios.

The  Company's  two  primary   business   segments  are  property  and  casualty
insurance/reinsurance and life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices.

Property and casualty insurance/reinsurance (P&C) is the largest of the two business segments. Typically, the underwriting performance of P&C business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio (calculated in accordance with generally accepted accounting principles) is the sum of the loss ratio and the underwriting expense ratio. For the first three months of 1997, the P&C combined ratio was 102.9% compared to 103.3% for the same period in 1996. The primary reason for the improvement in the 1997 combined ratio was a general decrease in domestic incurred losses, caused by a decline in both frequency and severity of claims. Earnings before income taxes from P&C operations increased $29 million in the first three months of 1997, primarily due to an increase in net investment income caused by continued growth in the P&C investment portfolios, an increase in net realized gains on investments and the improvement in the combined ratio.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues include life insurance premiums, net investment income, net realized gains on investments and income from certain investment-related products. For the first three months of 1997, the life operations generated revenues and earnings before income taxes of $429 million and $24 million, respectively, compared to $211 million and $33 million, respectively, for the same period in 1996. The $218 million increase in revenues primarily reflects two significant quota share reinsurance contracts obtained in 1997. The primary reasons for the $9 million decrease in earnings before income taxes are a decrease in net realized gains on investments and an increase in other operating costs and expenses, partially offset by an increase in net investment income. The increase in net investment income was principally caused by the continued growth in the life reinsurance investment portfolios.


Operating Results

Net premiums earned increased $108 million or 9% over the first three months of 1996, primarily attributable to a significant increase in domestic life net premiums earned offset partially by a decrease in domestic and international property and casualty net premiums earned. The significant increase in domestic life net premiums earned principally reflects two significant quota share reinsurance contracts obtained in 1997.

Net investment income increased $21 million or 10% over the first three months of 1996, with most of the increase attributable to the continued growth in the investment portfolios.

Claims, claim expenses and policy benefits increased $103 million or 11% over the first three months of 1996, primarily related to the corresponding increase in net premiums earned.

Insurance acquisition costs decreased $6 million or 2% over the first three months of 1996, compared to a 9% increase in net premiums earned. The decrease in insurance acquisition costs compared to the increase in net premiums earned was primarily due to the growth in longer duration life reinsurance business and the resulting amortization of insurance acquisition costs over a longer average time period.

Other operating costs and expenses increased $16 million or 16% over the first three months of 1996. The increase primarily reflected costs associated with the integration and financing of businesses acquired in recent years.

Provision for income taxes was $68 million for the first three months of 1997 (an effective tax rate of 30.1%), compared to $70 million for the first three months of 1996 (an effective tax rate of 34.0%). The decrease in the 1997 effective tax rate as compared to 1996 resulted primarily from a change in the relative levels of life reinsurance business recorded in such periods.

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

                                  GE GLOBAL INSURANCE HOLDING CORPORATION
                                  ---------------------------------------
                                                (Registrant)



Date:  May 13, 1997               By:              /s/ JAMES DORE
                                      -----------------------------------------
                                                     James Dore,
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


                                Index to Exhibits



    Exhibit No.                                                             Page
    -----------                                                             ----


       12         Computation of ratio of earnings to fixed charges..........7

       27         Financial Data Schedule (filed electronically only)