Form 10-Q
period 1997-06-28
GE GLOBAL INSURANCE HOLDING CORP
filed 1997-07-30
CIK 947354

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

                  For the quarterly period ended June 28, 1997
                                                 -------------

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

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At July 15, 1997, 1,000 shares of common stock with a par value of $5,000 were outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                       AND SUBSIDIARIES

                             Condensed, Consolidated Statement of Current and Retained Earnings

                                                         (Unaudited)

                                                          Three months ended                      Six months ended
                                                  --------------------------------        -------------------------------
(In millions)                                     June 28, 1997      June 29, 1996        June 28, 1997     June 29, 1996
                                                  -------------      -------------        -------------     -------------
Revenues
Net premiums earned                                  $1,214             $1,052               $2,558            $2,288
Net investment income                                   211                211                  435               414
Net realized gains on investments                       100                 34                  188               120
Other revenues                                           22                 (6)                  35                 6
                                                     ------             ------               ------            ------
Total revenues                                        1,547              1,291                3,216             2,828
                                                     ------             ------               ------            ------

Costs and Expenses
Claims, claim expenses and policy benefits              879                758                1,934             1,710
Insurance acquisition costs                             304                258                  552               512
Other operating costs and expenses                      118                 90                  237               193
Minority interest in net earnings of
   consolidated subsidiaries                             21                 23                   42                45
                                                     ------             ------               ------            ------
Total costs and expenses                              1,322              1,129                2,765             2,460
                                                     ------             ------               ------            ------

Earnings before income taxes                            225                162                  451               368

Provision for income taxes                               70                 28                  138                98
                                                     ------             ------               ------            ------

Net earnings                                            155                134                  313               270
Dividends on preferred stock                             (2)                (2)                  (4)               (4)
Retained earnings at beginning of period              3,401              2,877                3,245             2,743
                                                     ------             ------               ------            ------
Retained earnings at end of period                   $3,554             $3,009               $3,554            $3,009
                                                     ======             ======               ======            ======


See Notes to Condensed, Consolidated Financial Statements.

Item 1.  Financial Statements (Continued).


                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                       AND SUBSIDIARIES

                                   Condensed, Consolidated Statement of Financial Position


(In millions)                                                       June 28, 1997          December 31, 1996
                                                                    -------------          -----------------
                                                                     (Unaudited)
Assets
Investments:
  Fixed maturity securities available-for-sale, at fair value          $14,285                  $13,572
  Equity securities, at fair value                                       2,564                    2,303
  Other invested assets                                                    908                      604
                                                                       -------                  -------
Total investments                                                       17,757                   16,479

Cash                                                                       185                      377
Premiums receivable                                                      2,519                    2,645
Other receivables                                                        1,202                    1,220
Reinsurance recoverables                                                 2,563                    2,358
Deferred insurance acquisition costs                                       719                      495
Other assets                                                             1,815                    1,814
                                                                       -------                  -------

Total assets                                                           $26,760                  $25,388
                                                                       =======                  =======


Liabilities and equity
Claims and claim expenses                                              $11,175                  $10,869
Accumulated contract values                                              1,630                    1,643
Future policy benefits for life and health contracts                     1,439                      831
Unearned premiums                                                        1,186                    1,170
Other reinsurance balances                                               1,479                    1,836
Other liabilities                                                        2,988                    2,517
Long-term borrowings                                                       556                      556
                                                                       -------                  -------
  Total liabilities                                                     20,453                   19,422
                                                                       -------                  -------

Minority interest in equity of consolidated  subsidiaries                1,177                    1,206
                                                                       -------                  -------

Common stock                                                                 5                        5
Preferred stock                                                            150                      150
Paid-in capital                                                            845                      845
Unrealized gains on investment securities                                  606                      500
Foreign currency translation adjustments                                   (30)                      15
Retained earnings                                                        3,554                    3,245
                                                                       -------                  -------
  Total stockholder's equity                                             5,130                    4,760
                                                                       -------                  -------

Total liabilities and equity                                           $26,760                  $25,388
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


See Notes to Condensed, Consolidated Financial Statements.

Item 1.  Financial Statements (Continued).


                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                       AND SUBSIDIARIES

                                       Condensed, Consolidated Statement of Cash Flows

                                                         (Unaudited)

                                                                               Six months ended
                                                                   ---------------------------------------
(In millions)                                                      June 28, 1997             June 29, 1996
                                                                   -------------             -------------

Cash from operating activities                                        $   379                   $  351
                                                                      -------                   ------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
  Purchases                                                            (3,481)                  (2,963)
  Sales                                                                 2,534                    2,578
  Maturities                                                              315                      270
Equity securities:
  Purchases                                                              (614)                    (801)
  Sales                                                                   611                      758
Net (purchases) sales of short-term investments                          (275)                      19
Other investing activities                                                (38)                     137
                                                                      -------                   ------
  Cash used for investing activities                                     (948)                      (2)
                                                                      -------                   ------

Cash Flows From Financing Activities
Change in contract deposits                                               435                       37
Net contract accumulation receipts                                         46                       21
Principal payments on short-term borrowings                                 -                     (600)
Proceeds from long-term borrowings                                          -                      555
Contribution to capital                                                     -                        1
Dividends paid                                                             (4)                      (4)
                                                                      -------                   ------
  Cash from financing activities                                          477                       10
                                                                      -------                   ------

Effect of exchange rate changes on cash                                  (100)                    (214)
                                                                      -------                   ------

Increase (decrease) in cash                                              (192)                     145
Cash at beginning of period                                               377                      455
                                                                      -------                   ------
Cash at end of period                                                  $  185                   $  600
                                                                      =======                   ======


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

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first six months of 1997 were $313 million, a $43 million increase over the first six months of 1996. The increase was primarily the result of increased net premiums earned and net investment income resulting from origination volume and continued growth in the investment portfolios, in addition to a higher level of net realized gains on investments. These increases were partially offset by increased claims, claim expenses and policy benefits and insurance acquisition costs, primarily related to the corresponding increase in net premiums earned, and increased other operating costs and expenses.

The  Company's  two  primary   business   segments  are  property  and  casualty
insurance/reinsurance and life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices.

Property and casualty insurance/reinsurance (P&C) is the largest of the two business segments. Typically, the underwriting performance of P&C business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio (calculated in accordance with generally accepted accounting principles) is the sum of the loss ratio and the underwriting expense ratio. For the first six months of 1997, the P&C combined ratio was 103.3% compared to 102.9% for the same period in 1996. The primary reason for the slight increase in the 1997 combined ratio was an increase in underwriting expenses. Earnings before income taxes from P&C operations increased $74 million in the first six months of 1997, primarily due to an increase in both net investment income and net realized gains on investments.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues include life insurance premiums, net investment income, net realized gains on investments and fee income from certain investment-related products. For the first six months of 1997, the life operations generated revenues and earnings before income taxes of $791 million and $72 million, respectively, compared to $410 million and $63 million, respectively, for the same period in 1996. The $381 million increase in revenues primarily reflects three significant quota share reinsurance contracts obtained in 1997. The primary reasons for the $9 million increase in earnings before income taxes are an increase in both net investment income and net realized gains on investments, partially offset by an increase in other operating costs and expenses.

Operating Results

Net premiums earned increased $270 million or 12% over the first six months of 1996, primarily attributable to a significant increase in domestic life net premiums earned, partially offset by a decrease in domestic property and casualty net premiums earned. The significant increase in domestic life net premiums earned principally reflects three significant quota share reinsurance contracts obtained in 1997.

Net investment income increased $21 million or 5% over the first six months of 1996, with most of the increase attributable to the continued growth in the investment portfolios.

Net realized gains on investments increased $68 million or 57% over the first six months of 1996, primarily as a result of restructuring certain investment portfolios and capitalizing on favorable market conditions that existed in 1997.

Other  revenues  increased  $29  million  over the  first  six  months  of 1996,
primarily   attributable   to  an   increase   in  the   fees   generated   from
investment-related products and financial reinsurance transactions.

Claims, claim expenses and policy benefits increased $224 million or 13% over the first six months of 1996, which corresponds to the 12% increase in net premiums earned.

Insurance acquisition costs increased $40 million or 8% over the first six months of 1996, primarily related to the corresponding increase in net premiums earned.

Other operating costs and expenses increased $44 million or 23% over the first six months of 1996. The increase primarily reflected costs associated with the Company's continued global expansion activities.

Provision for income taxes was $138 million for the first six months of 1997 (an effective tax rate of 30.6%), compared to $98 million for the first six months of 1996 (an effective tax rate of 26.6%). The increase in the 1997 effective tax rate as compared to 1996 resulted primarily from an increase in the effective tax rate for operations in foreign tax jurisdictions and a change in the relative levels of net realized gains on investments in such periods.

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

                          GE GLOBAL INSURANCE HOLDING CORPORATION
                          ---------------------------------------
                                        (Registrant)



Date:  July 30, 1997      By:               /s/ ROBERT DELLINGER
                              -------------------------------------------------
                                              Robert Dellinger
                              Senior Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


                                Index to Exhibits



    Exhibit No.                                                             Page
    -----------                                                             ----


        12        Computation of ratio of earnings to fixed charges...........7

        27        Financial Data Schedule (filed electronically only)