Form 10-Q
period 1997-09-27
GE GLOBAL INSURANCE HOLDING CORP
filed 1997-10-27
CIK 947354

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

                For the quarterly period ended September 27, 1997
                                               ------------------

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

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At October 15, 1997, 1,000 shares of common stock with a par value of $5,000 were outstanding.

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

     Item 1.              Financial Statements............................................................1


     Item 2.              Management's Discussion and Analysis of Results of Operations...................5


     Exhibit 12.          Computation of Ratio of Earnings to Fixed Charges...............................7


    PART II - OTHER INFORMATION.

     Item 1.              Legal Proceedings...............................................................8

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                             GE GLOBAL INSURANCE HOLDING CORPORATION
                                                        AND SUBSIDIARIES

                               Condensed, Consolidated Statement of Current and Retained Earnings

                                                           (Unaudited)

                                                          Three months ended                          Nine months ended
                                               ---------------------------------------     --------------------------------------
(In millions)                                  September 27, 1997   September 28, 1996     September 27, 1997  September 28, 1996
                                               ------------------   ------------------     ------------------  ------------------
Revenues
Net premiums earned                                  $  996               $1,075                 $3,554              $3,363
Net investment income                                   242                  206                    677                 620
Net realized gains on investments                        74                   43                    262                 163
Other revenues                                           49                   21                     84                  27
                                                     ------               ------                 ------              ------
Total revenues                                        1,361                1,345                  4,577               4,173
                                                     ------               ------                 ------              ------

Costs and Expenses
Claims, claim expenses and policy benefits              729                  705                  2,663               2,415
Insurance acquisition costs                             271                  307                    823                 819
Other operating costs and expenses                      123                  116                    360                 309
Minority interest in net earnings of
   consolidated subsidiaries                             20                   22                     62                  67
                                                     ------               ------                 ------              ------
Total costs and expenses                              1,143                1,150                  3,908               3,610
                                                     ------               ------                 ------              ------

Earnings before income taxes                            218                  195                    669                 563

Provision for income taxes                               51                   49                    189                 147
                                                     ------               ------                 ------              ------

Net earnings                                            167                  146                    480                 416
Dividends on preferred stock                             (2)                  (2)                    (6)                 (6)
Retained earnings at beginning of period              3,554                3,009                  3,245               2,743
                                                     ------               ------                 ------              ------
Retained earnings at end of period                   $3,719               $3,153                 $3,719              $3,153
                                                     ======               ======                 ======              ======


See Notes to Condensed, Consolidated Financial Statements.

Item 1.  Financial Statements (Continued).


                                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                                AND SUBSIDIARIES

                             Condensed, Consolidated Statement of Financial Position


(In millions)                                                       September 27, 1997          December 31, 1996
                                                                    ------------------          -----------------
                                                                       (Unaudited)
Assets
Investments:
  Fixed maturity securities available-for-sale, at fair value            $14,176                     $13,572
  Equity securities, at fair value                                         2,854                       2,303
  Other invested assets                                                      813                         604
                                                                         -------                     -------
  Total investments                                                       17,843                      16,479

Cash                                                                         312                         377
Premiums receivable                                                        2,750                       2,645
Other receivables                                                          1,187                       1,220
Reinsurance recoverables                                                   2,357                       2,358
Deferred insurance acquisition costs                                         743                         495
Other assets                                                               1,731                       1,814
                                                                         -------                     -------

Total assets                                                             $26,923                     $25,388
                                                                         =======                     =======


Liabilities and equity
Claims and claim expenses                                                $11,173                     $10,869
Accumulated contract values                                                1,549                       1,643
Future policy benefits for life and health contracts                       1,432                         831
Unearned premiums                                                          1,180                       1,170
Other reinsurance balances                                                 1,496                       1,836
Other liabilities                                                          2,973                       2,517
Long-term borrowings                                                         556                         556
                                                                         -------                     -------
  Total liabilities                                                       20,359                      19,422
                                                                         -------                     -------

Minority interest in equity of consolidated  subsidiaries                  1,176                       1,206
                                                                         -------                     -------

Common stock                                                                   5                           5
Preferred stock                                                              150                         150
Paid-in capital                                                              845                         845
Unrealized gains on investment securities                                    734                         500
Foreign currency translation adjustments                                     (65)                         15
Retained earnings                                                          3,719                       3,245
                                                                         -------                     -------
  Total stockholder's equity                                               5,388                       4,760
                                                                         -------                     -------

Total liabilities and equity                                             $26,923                     $25,388
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


See Notes to Condensed, Consolidated Financial Statements.

Item 1.  Financial Statements (Continued).


                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                       AND SUBSIDIARIES

                                       Condensed, Consolidated Statement of Cash Flows

                                                         (Unaudited)

                                                                                   Nine months ended
                                                                    ----------------------------------------------
(In millions)                                                       September 27, 1997          September 28, 1996
                                                                    ------------------          ------------------

Cash from operating activities                                           $   494                     $   617
                                                                         -------                     -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
  Purchases                                                               (4,654)                     (4,652)
  Sales                                                                    3,556                       3,649
  Maturities                                                                 511                         428
Equity securities:
  Purchases                                                                 (940)                       (973)
  Sales                                                                      794                         904
Net purchases of short-term investments                                     (169)                       (137)
Other investing activities                                                   (57)                        134
                                                                         -------                     -------
  Cash used for investing activities                                        (959)                       (647)
                                                                         -------                     -------

Cash Flows From Financing Activities
Change in contract deposits                                                  505                         388
Net contract accumulation receipts (payments)                                 (1)                          2
Principal payments on short-term borrowings                                    -                        (600)
Proceeds from long-term borrowings                                             -                         556
Dividends paid                                                                (6)                         (6)
                                                                         -------                     -------
  Cash from financing activities                                             498                         340
                                                                         -------                     -------

Effect of exchange rate changes on cash                                      (98)                       (174)
                                                                         -------                     -------

Increase (decrease) in cash                                                  (65)                        136
Cash at beginning of period                                                  377                         455
                                                                         -------                     -------
Cash at end of period                                                    $   312                     $   591
                                                                         =======                     =======


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

4. There are no pending legal proceedings beyond the ordinary course of business that could have a material financial effect on the Company, except for an action in connection with a dispute, valued at approximately $50 million, under specific retrocession agreements relating to disability insurance assumed by the Company from various insurers. On October 4, 1997, an arbitration panel ruling was issued relieving the retrocessionaire, St. Paul Fire and Marine Insurance Company, from certain liabilities under the treaties. As a result, the Company has determined that approximately $38.5 million of previously recorded reinsurance recoverables are not collectible. The Company's reserves were adequate to absorb this loss.

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first nine months of 1997 were $480 million, a $64 million increase over the first nine months of 1996, reflecting growth in underwriting origination volume, including investment-related life and financial reinsurance products classified as other revenues; continued growth in the investment portfolios; and a higher level of net realized gains on investments.

The Company's two primary business segments are property and casualty insurance/reinsurance and life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices. As reflected below, the strengthening of the U.S. dollar during 1997 impacted individual operating line items, however, the overall impact on net earnings was not significant.

Property and casualty insurance/reinsurance (P&C) is the largest of the two business segments. Typically, the underwriting performance of P&C business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio (calculated in accordance with generally accepted accounting principles) is the sum of the loss ratio and the underwriting expense ratio. For the first nine months of 1997, the P&C combined ratio was 105.0% compared to 101.9% for the same period in 1996. The higher combined ratio primarily reflects increased underwriting expenses and the impact of competitive market conditions. Earnings before income taxes from P&C operations increased $64 million in the first nine months of 1997, primarily due to an increase in both net investment income and net realized gains on investments, partially offset by an increase in the combined ratio.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues include life insurance premiums, net investment income, net realized gains on investments and fee income from certain investment-related products. For the first nine months of 1997, the life operations generated revenues and earnings before income taxes of $1,169 million and $121 million, respectively, compared to $646 million and $79 million, respectively, for the same period in 1996. The $523 million increase in revenues primarily reflects three significant quota share reinsurance contracts entered into in 1997. The primary reasons for the $42 million increase in earnings before income taxes are an increase in both net investment income and net realized gains on investments.


Operating Results

Net premiums earned increased $191 million or 6% over the first nine months of 1996, primarily attributable to a significant increase in life net premiums earned, partially offset by a decrease in property and casualty net premiums earned and the impact of foreign currency translation. The significant increase in life net premiums earned principally reflects three significant domestic quota share reinsurance contracts entered into in 1997.

Net investment  income increased $57 million or 9% over the first nine months of
1996,  primarily   attributable  to  the  continued  growth  in  the  investment portfolios, partially offset by the impact of foreign currency translation.

Net realized gains on investments increased $99 million or 61% over the first nine months of 1996, primarily due to restructuring certain investment portfolios and capitalizing on favorable market conditions that existed in 1997, partially offset by the impact of foreign currency translation.

Other  revenues  increased  $57  million  over the  first  nine  months of 1996,
primarily   attributable   to  fees  generated  from   investment-related   life
reinsurance products and financial reinsurance transactions.

Claims, claim expenses and policy benefits increased $248 million or 10% over the first nine months of 1996, reflecting increased premium volume in 1997, partially offset by the impact of foreign currency translation.

Insurance acquisition costs increased $4 million over the first nine months of 1996, primarily related to the corresponding increase in net premiums earned, partially offset by the impact of foreign currency translation.

Other operating costs and expenses increased $51 million or 17% over the first nine months of 1996. The increase primarily reflected costs associated with the Company's continued global expansion activities, partially offset by the impact of foreign currency translation.

Provision for income taxes was $189 million for the first nine months of 1997 (an effective tax rate of 28.3%), compared to $147 million for the first nine months of 1996 (an effective tax rate of 26.1%). The increase in the 1997 effective tax rate as compared to 1996 resulted primarily from increased taxes on foreign earnings and a change in the relative levels of net realized gains on investments.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings beyond the ordinary course of business that could have a material financial effect on the Company, except for an action in connection with a dispute, valued at approximately $50 million, under specific retrocession agreements relating to disability insurance assumed by the Company from various insurers. On October 4, 1997, an arbitration panel ruling was issued relieving the retrocessionaire, St. Paul Fire and Marine Insurance Company, from certain liabilities under the treaties. As a result, the Company has determined that approximately $38.5 million of previously recorded reinsurance recoverables are not collectible. The Company's reserves were adequate to absorb this loss.


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

                           GE GLOBAL INSURANCE HOLDING CORPORATION
                           ---------------------------------------
                                         (Registrant)



Date:  October 27, 1997    By:                /s/ ROBERT DELLINGER
                               -------------------------------------------------
                                                Robert Dellinger
                               Senior Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

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