Form 10-K
period 1997-12-31
GE GLOBAL INSURANCE HOLDING CORP
filed 1998-03-27
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-K
                                 ---------------

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________to________

                                 ---------------
                         Commission file number 0-27394
                                 ---------------

                     GE Global Insurance Holding Corporation
              (Exact name of registrant as specified in its charter)

                Delaware                                  95-3435367
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)

   5200 Metcalf, Overland Park, Kansas      66201       (913) 676-5200
(Address of principal executive offices) (Zip Code) (Registrant's telephone number, including area code)

                                 ---------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

                                                        Name of each
         Title of each class                    exchange on which registered
         -------------------                    ----------------------------
   7% Notes Due February 15, 2026                  New York Stock Exchange


                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:

                               Title of each class
                               -------------------
                    Common Stock, par value $5,000 per share


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 27, 1998. None.

At February 27, 1998, 1,000 shares of common stock with a par value of $5,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I
   Item 1.    Business....................................................................1
   Item 2.    Properties.................................................................12
   Item 3.    Legal Proceedings..........................................................12
   Item 4.    Submission of Matters to a Vote of Security Holders........................12


PART II
   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......12
   Item 6.    Selected Financial Data....................................................12
   Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................13
   Item 8.    Financial Statements and Supplementary Data................................21
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..............................................21


PART III
   Item 10.   Directors and Executive Officers...........................................21
   Item 11.   Executive Compensation.....................................................21
   Item 12.   Security Ownership of Certain Beneficial Owners and Management.............21
   Item 13.   Certain Relationships and Related Transactions.............................22

PART IV
   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............22

                                     PART I

Item 1.  Business.

GE Global Insurance Holding Corporation ("GE Global" and, together with its subsidiaries, the "Company"), through its direct and indirect subsidiaries, is principally engaged in the reinsurance business in the United States and throughout the world. All the outstanding common stock of GE Global is owned by General Electric Capital Services, Inc. ("GE Capital Services") which in turn is wholly-owned by General Electric Company ("GE Company").

GE Global's principal executive offices are located at 5200 Metcalf, Overland Park, Kansas 66201 (Telephone number (913) 676-5200).


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

The global reinsurance industry continues to be impacted by industry consolidation, excess market capacity and primary insurers seeking alternative forms of risk transfer such as insurance captives, structured securities and derivative products. Global reinsurers are offering ways to meet the demands of this changing global market by expanding their markets, entering into new reinsurance niches, offering new reinsurance products and spreading their risks geographically. This changing reinsurance environment may affect the industry's profitability which has historically been influenced by the insurance industry's underwriting cycle, changes in interest rates and catastrophic events.


General

GE Global is one of the largest reinsurance companies in the world with certain subsidiaries providing reinsurance solutions for well over a century. GE Global's principal subsidiary, Employers Reinsurance Corporation ("ERC"), was established in 1914 and principally writes property and casualty reinsurance. ERC is the third largest reinsurance company in the United States, based on 1997 statutory net premiums written. The Company is also a global provider of life and healthcare reinsurance and writes some lines of primary health, property and casualty and workers' compensation insurance.

The Company conducts business and services its accounts through a network of local offices located in cities throughout the world. At December 31, 1997, the Company had 20 offices in the North American region, 12 offices in the European region, 8 offices in the Asia/Pacific region and 3 offices in the Latin American region.

As one of the largest direct writers of reinsurance in the world, the Company works directly with its clients which enhances the Company's ability to evaluate its clients and their respective risks and allows the Company to be more responsive to the individual needs of its customers. The Company utilizes its network of local offices throughout the world to service the particular needs of its reinsurance clients. This system enables the Company to provide a wider range of services targeted at the needs of a particular market. To enhance its responsiveness to customer needs in the property and casualty segment, the Company operates in a decentralized environment with respect to underwriting decisions and customer service.

The Company manages and diversifies its risk through the careful underwriting of risks, active claims management and the purchase of retrocessional coverage. The Company monitors adherence to underwriting guidelines through the use of computer systems and internal audits.

The Company's business strategy is to continue to increase its reinsurance market share by expanding its international operations through internal growth, enhancing the Company's domestic position with the large regional and national primary insurers, while retaining the Company's focus on small and medium regional customers, expanding the Company's product lines to take advantage of market niche opportunities and selectively acquiring existing businesses. The Company does not intend, however, to increase market share at the expense of its underwriting results.

The Company in 1997, as a result of GE Capital's acquisition of Coregis Insurance Company ("Coregis"), acquired the renewal rights of certain domestic property and casualty business to continue expansion of its specialty insurance product line. On January 6, 1998, the Company purchased for $235 million the assets and assumed the renewal rights of Industrial Risk Insurers ("IRI"), a leader in providing highly protected risk property insurance. The business underwritten through IRI will be managed by a joint venture formed between the Company and The Hartford Steam Boiler Inspection and Insurance Company ("HSB") as stipulated by a management agreement. IRI will write business utilizing the licensing authority of HSB and the business underwritten will be subsequently allocated to HSB and the Company in accordance with certain reinsurance agreements between HSB and the Company. In conjunction with this acquisition, the Company purchased $300 million of 7% convertible capital securities from a Delaware business trust formed by HSB's parent, HSB Group, Inc., to provide capital for HSB to support the anticipated increase in gross premiums written associated with the IRI business. The expansion into these two niche markets positions the Company to continue to meet the demands of the changing domestic market and provide services to a new base of customers.

Additionally in 1997, the Company announced it will form a subsidiary to provide customers financial and capital markets expertise. This financial and capital markets business will offer customers products such as multi-line/multi-year "baskets" of insurance and financial risk protection, "multiple-trigger"
insurance products (wherein two or more insured events are covered), securitizations of insurance risks and equity-indexed life products. The expansion into the financial and capital markets business enables the Company to be more flexible, creative and innovative in designing solutions to meet increasingly sophisticated customer demands. There are no results of operations included in 1997 for this financial and capital markets business.

The Company has expanded its international operations in recent years through acquisitions of both property and casualty and life reinsurance business. In the third quarter of 1995, the Company acquired over 93% of Frankona Ruckversicherungs-Aktiengesellschaft ("Frankona Re") and certain assets comprising a majority of the reinsurance business of Aachener Ruckversicherungs-Gesellschaft, two major reinsurance businesses in Europe. Recently, the Company's ownership percentage of Frankona Re has increased to approximately 99% through the purchase of additional shares owned by minority shareholders. These acquisitions together with existing subsidiaries in London, Folkestone and Copenhagen have been fully integrated and these individual companies together are marketed as the "ERC Frankona Group." The coordinated activities of the individual companies of the ERC Frankona Group provide strong synergies in the global reinsurance business.

Also in recent years, the Company has expanded its global business through the extension of its local office network. The Company opened offices in Buenos Aires and Montreal in 1997, Sydney, Melbourne, Brisbane and Auckland in 1996, and Tokyo and Mexico City in 1995. Consistent with its global expansion strategy, the Company anticipates further expanding its presence in the Asia/Pacific and Latin American regions.

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

                                                               Year ended December 31,
                                       ------------------------------------------------------------------------
 (In millions)                                  1997                    1996                      1995
                                       ------------------------------------------------------------------------
                                                     Inter-                   Inter-                   Inter-
                                        Domestic    national     Domestic    national     Domestic    national
                                       ------------------------------------------------------------------------
Property and Casualty Segment
   Property and Casualty..............   $1,038      $1,592       $1,167      $2,196       $1,421      $1,002
   Healthcare.........................      432          92          405           -          522           -
   Specialty..........................      339           -          169           -          178           -
Life Segment..........................      512         540          189         447          116         322
                                         ------      ------       ------      ------       ------      ------
   Total..............................   $2,321      $2,224       $1,930      $2,643       $2,237      $1,324
                                         ======      ======       ======      ======       ======      ======

The  following  is  a  summary   description  of  the  Company's   domestic  and
international business based on principal product lines.

Property and Casualty Insurance/Reinsurance Segment

Property and Casualty Reinsurance. The Company's largest product line, traditional property and casualty reinsurance, accounted for approximately 58% of the Company's worldwide net premiums written in 1997. The Company's premium volume in the property and casualty segment is derived principally from treaty agreements, which enable the Company to maintain lower operating costs because fewer personnel are required to administer treaty business than facultative business. Most of the Company's casualty business is written on an excess of loss basis because it better enables the Company to control its exposure on business that has a relatively longer "tail".

The Company's property business is written on both an excess of loss and a proportional basis. Generally, the Company is the lead reinsurer for any domestic program in which it participates, enabling it to negotiate the terms of the reinsurance. The Company also acts as the lead reinsurer on a portion of its international business.

The Company's domestic property and casualty business is conducted primarily throughout the United States and Canada. For the year ended December 31, 1997, approximately 46% of the Company's domestic net premiums written from the property and casualty segment were derived from property reinsurance, approximately 43% from casualty reinsurance, approximately 4% from aviation and marine reinsurance and approximately 7% from other lines of reinsurance. Based on 1997 net premiums written, approximately 59% of the Company's domestic property and casualty reinsurance was written on a direct basis. The Company writes the remaining property and casualty reinsurance business through reinsurance brokers.

The Company's international property and casualty business services worldwide markets, including most European countries and countries in the Middle East, Far East, and Latin America. For the year ended December 31, 1997, based on 1997 net premiums written, 61% of the Company's international property and casualty business was written on a direct basis with the remainder written through brokers. Approximately 47% of the Company's international net premiums written from property and casualty reinsurance was derived from property reinsurance, approximately 24% from casualty reinsurance, approximately 17% from aviation and marine reinsurance and approximately 12% from other lines of reinsurance.

In recent years insurance companies have directed more business to the better-capitalized, more highly-rated reinsurers, which has led to a consolidation in the reinsurance industry. In competing with a smaller number of global reinsurers, the Company has found that a number of its global customers are increasingly demanding that reinsurers provide a broader range of coverages. In response to this trend, the Company has expanded the property and casualty risks it reinsures beyond its more traditional property and casualty reinsurance business to include risks such as errors and omissions, directors and officers and non-standard auto liability. In addition to the expansion of lines of business, property and casualty reinsurance has aligned its marketing efforts with its core expertise in areas such as aviation, national accounts and global accounts. Management believes that the Company is well positioned to compete on a global basis in these markets.

The property and casualty reinsurance industry has experienced a significant increase in catastrophic exposure and loss during the last decade. Increased population density, particularly in regions susceptible to tropical storms or earthquakes, and the higher incidence and greater severity of catastrophes, has increased the losses incurred in many recent catastrophes. As a result of these developments, the Company has taken steps to limit its exposure by carefully monitoring and allocating its property and casualty exposure to specific geographic zones, both domestically and internationally.

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

The healthcare industry continues to change and evolve due to voluntary healthcare reform, expansion of managed healthcare initiatives, increased competition and the uncertainty related to the extent of government regulation. In addition, companies that historically specialized in one line of business have expanded their lines of business and are now writing multiple lines of business. The Company, to serve the growing needs of their clients, has developed new and innovative healthcare products and has expanded coverages to include various other lines of business. Additionally, the Company's international operations have begun to write accident and health reinsurance from the property and casualty insurance/reinsurance segment.

The Company believes that it is well positioned to compete in the healthcare market because of its wide range of experience in providing healthcare liability coverage and accident and health coverage, utilizing multiple products and disciplines to provide healthcare solutions.

Specialty Insurance. An additional component of the Company's domestic property and casualty business is its specialty insurance product line, which generally consists of commercial property and casualty policies written on a primary basis in niche markets. The Company's specialty business concentrates on providing commercial insurance products for target markets, usually professional associations and homogeneous groups. The acquisition of the renewal rights associated with Coregis will significantly increase the specialty business' premium volume and provides access to several new customer groups. Specialty products include professional liability programs, communications/media liability coverages and some niche programs in the general property/casualty area. This coverage provides insurance for errors and omissions (E&O) arising out of the professional activities of the insureds and commercial property and casualty coverages for niche programs.

Professional classes underwritten include lawyers, property and casualty insurance agents and brokers, life and health insurance agents and brokers, real estate professionals, directors and officers (not-for-profit), and a few miscellaneous classes such as travel agents, computer consultants and marketing consultants. The majority of this business provides coverage to lawyers and property and casualty and life insurance agents and brokers.

Competition for the classes of business underwritten within the Company's specialty insurance product line has recently increased as more companies have redirected their resources to the specialty niche business. In order to compete for this business, the Company has provided value-added services, including enhanced underwriting and automated processing services, to its specialty line customers.


Life Reinsurance Segment

Life Reinsurance. The Company is engaged in the reinsurance of various life insurance products, including term, whole and universal life, annuities, group long-term health and health products and provides financial reinsurance to life insurers. Based on net premiums written, life reinsurance accounted for approximately 23% of the Company's worldwide business in 1997.

With respect to life reinsurance, the Company writes mostly on a direct basis with primary insurers. The Company's life reinsurance business consists principally of treaty business and is written generally on a pro-rata basis. The Company's domestic life reinsurance business is written in every state in the United States. The Company's international life reinsurance business services worldwide markets, including the United Kingdom, France, Spain, Scandinavia, Italy, Singapore, Mexico, Israel and Greece. For the year ended December 31, 1997, 63% of the Company's international life reinsurance net premiums written were for traditional life reinsurance with the balance for healthcare reinsurance.

The Company believes that increases in life expectancy, decreases in public funding for social programs in Europe and deregulation of the life reinsurance markets in Europe and Japan present increased opportunities for the Company's life reinsurance business line. In response to these trends, the Company has expanded its international life reinsurance market by increasing its presence in the market for reinsurance of annuity providers.

Financial Reinsurance. Financial reinsurance is primarily designed to enhance the current statutory surplus of the ceding company while reducing future statutory earnings as amounts are repaid to the reinsurer. This financial transaction is effectively collateralized by anticipated future income streams from selected insurance policies. The Company writes financial reinsurance on a direct basis and through brokers and generally only for companies with credit ratings of not less than "A" at the inception of the policy and that have a minimum capital and surplus of $15 million. Financial reinsurance typically has a duration of three to five years. The Company has expanded this segment in recent years to include transactions that provide financial reinsurance of existing portfolios of in force business.


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

When a claim is reported to a ceding company, the ceding company's claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. The Company, in turn, typically establishes a case reserve when it receives notice of a claim from the ceding company. Such reserves are based on an independent evaluation by the Company's claims departments, taking into consideration coverage, liability, severity of injury or damage, jurisdiction, an assessment of the ceding company's ability to evaluate and handle the claim, and the amount of reserves recommended by the ceding company. Case reserves are adjusted periodically by the claims departments based on subsequent developments and audits of ceding companies.

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

International. The Company's international property and casualty reinsurance operations establish their reserves using analytical techniques similar to those utilized by GE Global's domestic subsidiaries. They also maintain IBNR reserves using actuarial and statistical projections. The potential for adverse development of the Company's reserves for its international business, as compared to that of its domestic business, is reduced because the international operations have a relatively low proportion of longer tail exposures. As of December 31, 1997, approximately 2% of the Company's net international reserves ($65 million) related to business acquired by the Company from Assurance Compagniet Baltica Aktiesellskab ("Baltica") in 1988. At the time of the acquisition, the Company obtained from Baltica a 90% loss development guarantee, pursuant to which Baltica is obligated to pay the Company, during 1998, 90% of the amount of claim reserve development (adjusted for certain income and expenses) from 1988 through December 31, 1997.

Reserve Development. The table that follows presents the development of net balance sheet property and casualty liabilities of ERC and subsidiaries for unpaid claims and claim expenses for 1987 through 1997.

Net Liability. The first row of data shows the estimated net liability for unpaid claims and claim expenses at December 31 for each year from 1987 to 1997. The liability includes both case and IBNR reserves as of each year-end date, net of anticipated recoveries from other reinsurers. The rows immediately following the first row of data show cumulative paid data at December 31, as of one year, two years, etc., through up to 10 years of subsequent payments.

Net Liability Re-estimated. The middle rows of data show the re-estimated amount for previously reported net liability based on experience as of the end of each subsequent calendar year's results. This estimate is changed as more information becomes known about the underlying claims for individual years. The cumulative redundancy (deficiency) shown in the table is the aggregate net change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. The amount in the line titled "Redundancy (Deficiency) at December 31, 1997", represents for each calendar year (the "Base Year") the aggregate change in (i) the Company's original estimate of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year compared to (ii) the Company's re-estimate as of December 31, 1997, of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year. A redundancy means that the original estimate was greater than the re-estimate and a deficiency means that the original estimate was less than the re-estimate. By way of example, the deficiency for the year 1994, calculated as of December 31, 1997, represents a deficiency in the Company's original estimate of unpaid claims and claim expenses for 1994 and prior years.

The last seven lines of data present the development of reserves on a "gross of reinsurance" basis, reconciled to the "net of reinsurance basis" shown in the immediately preceding tables.

                                           Changes in Historical Reserves for Unpaid Claims and Claim Expenses
                                               For the Last Ten Years - GAAP Basis as of December 31, 1997

                                                                Year ended December 31,
                         -------------------------------------------------------------------------------------------------------
(In millions)             1987     1988     1989      1990      1991      1992      1993     1994      1995       1996     1997
                         -------------------------------------------------------------------------------------------------------
Net liability for unpaid
   claims and claim
   expenses              $2,620   $3,087   $3,338    $3,579    $3,596    $3,991   $4,525    $5,071    $9,351     $9,458   $9,114
Paid (cumulative) as of:
One year later.......       615      681      706       747       665       802      949     1,115     1,964      1,949      ---
Two years later......     1,006    1,064    1,125     1,119     1,103     1,274    1,602     1,804     3,130        ---      ---
Three years later....     1,314    1,432    1,469     1,524     1,499     1,739    2,054     2,341       ---        ---      ---
Four years later.....     1,553    1,687    1,746     1,772     1,784     2,036    2,424       ---       ---        ---      ---
Five years later.....     1,754    1,919    1,929     1,989     2,008     2,293      ---       ---       ---        ---      ---
Six years later......     1,945    2,065    2,072     2,173     2,208       ---      ---       ---       ---        ---      ---
Seven years later....     2,063    2,221    2,229     2,348       ---       ---      ---       ---       ---        ---      ---
Eight years later....     2,181    2,347    2,380       ---       ---       ---      ---       ---       ---        ---      ---
Nine years later.....     2,284    2,478      ---       ---       ---       ---      ---       ---       ---        ---      ---
Ten years later......     2,394      ---      ---       ---       ---       ---      ---       ---       ---        ---      ---

Net liability
   re-estimated as of:
One year later.......    $2,746   $3,134   $3,390    $3,616    $3,625    $3,919   $4,612    $5,173    $9,192     $9,229      ---
Two years later......     2,861    3,220    3,482     3,583     3,587     4,066    4,656     5,313     8,959        ---      ---
Three years later....     2,941    3,346    3,462     3,564     3,701     4,095    4,793     5,256       ---        ---      ---
Four years later.....     3,057    3,360    3,472     3,654     3,687     4,238    4,747       ---       ---        ---      ---
Five years later.....     3,094    3,406    3,537     3,635     3,818     4,154      ---       ---       ---        ---      ---
Six years later......     3,151    3,470    3,521     3,758     3,771       ---      ---       ---       ---        ---      ---
Seven years later....     3,210    3,494    3,626     3,734       ---       ---      ---       ---       ---        ---      ---
Eight years later....     3,259    3,582    3,608       ---       ---       ---      ---       ---       ---        ---      ---
Nine years later.....     3,324    3,575      ---       ---       ---       ---      ---       ---       ---        ---      ---
Ten years later......     3,321      ---      ---       ---       ---       ---      ---       ---       ---        ---      ---
Redundancy (Deficiency)
   at December 31, 1997    (701)    (488)    (270)     (155)     (175)     (163)    (222)     (185)      392        229      ---
Effect of foreign
   exchange (1)             ---        6       16       (15)      (21)        3       23         8      (352)      (289)     ---
                         ------   ------   ------    ------    ------    ------   ------    ------    ------     ------   ------
Redundancy (Deficiency)
   at December 31, 1997,
   excluding foreign
   exchange              $ (701)  $ (482)  $ (254)   $ (170)   $ (196)   $ (160)  $ (199)   $ (177)   $   40     $  (60)  $  ---
                         ======   ======   ======    ======    ======    ======   ======    ======    ======     ======   ======

(In millions)                                                              1992     1993      1994       1995      1996      1997
                                                                         ----------------------------------------------------------
Gross liability-end of year............................................   $4,815   $5,312    $6,020    $11,145   $10,869   $10,936
Reinsurance recoverables...............................................      824      787       949      1,794     1,411     1,822
                                                                          ------   ------    ------    -------   -------   -------
Net liability-end of year..............................................    3,991    4,525     5,071      9,351   $ 9,458   $ 9,114
                                                                          ------   ------    ------    -------   -------   -------
Gross re-estimated liability-latest....................................    5,210    5,766     6,352     10,808    11,033       ---
Re-estimated reinsurance recoverables..................................    1,056    1,019     1,096      1,849     1,804       ---
                                                                          ------   ------    ------    -------   -------   -------
Net re-estimated liability-latest......................................    4,154    4,747     5,256      8,959     9,229       ---
                                                                          ------   ------    ------    -------   -------   -------
Gross redundancy (deficiency)..........................................     (395)    (454)     (332)       337      (164)      ---
Effect of foreign exchange (1).........................................        3       24         7       (457)     (363)      ---
                                                                          ------   ------    ------    -------   -------   -------
Gross redundancy (deficiency) excluding foreign exchange...............   $ (392)  $  430    $ (325)   $  (120)  $  (527   $   ---
                                                                          ======   ======    ======    =======   =======   =======

(1) The results of the Company's international operations translated from functional currencies into U.S. dollars are included with the Company's U.S. underwriting operations in this table from 1988 to 1996. The foreign currency translation impact on the cumulative redundancy (deficiency) arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated, and the exchange rates at the end of the year in which the liabilities were re-estimated.

Note: For a description of the purpose of the above table and the various table sections, please refer to the immediately preceding section entitled "Reserve Development."

A number of major trends that occurred within the insurance industry, the economy in general and several Company-specific factors have had a significant effect on the Company's liabilities for unpaid claims and claim expenses during the period covered by the preceding table. The claims and claim expenses reserve deficiencies developed to December 31, 1997, as reflected in the preceding table, included reserve deficiencies of approximately $236 million in 1987, $161 million in 1988, $110 million in 1989, $78 million in 1990 and $54 million in 1991 related to the general liability business on the books of Puritan Excess and Surplus Lines Insurance Company ("PESLIC") before the Company's acquisition of PESLIC in 1994. Prior to 1994, PESLIC was owned by GE Capital. Additionally, beginning in 1985, the Company strengthened the reserves for its excess liability and workers' compensation business for qualified self-insured employers. Claims and claim expenses reserve development in the mid 1980's in these businesses reflected the inadequate premium rates which resulted from intense competition in the market during that period.

In the late 1980's, the reinsurance market generally reacted to the rate deficiencies and the resulting claims and claim expenses reserve development by increasing rates and strengthening claims and claim expenses reserves. This is reflected, with respect to the Company, in the significant reductions in the reserve deficiencies in recent years.

To a lesser degree, development of asbestos and environmental claims has affected the Company's results. Higher than anticipated levels of inflation in certain lines of reinsurance businesses has also had an adverse effect on liabilities for claims and claim expenses, particularly in excess of loss reinsurance. Partially offsetting the above factors is favorable development in recent years in medical professional liability and facultative casualty businesses as well as an increase in net retentions by ceding companies.

The reconciliation of property and casualty reserves for unpaid claims and claim expenses on a GAAP basis for each of the years indicated is shown below.

                                                                          Year ended December 31,
                                                                  ---------------------------------------
 (In millions)                                                       1997            1996          1995
                                                                  ---------------------------------------
Gross reserves at beginning of year......................          $10,869         $11,145       $ 6,020
Reinsurance recoverables.................................            1,411           1,794           949
                                                                   -------         -------       -------
Net reserves at beginning of year........................            9,458           9,351         5,071
                                                                   -------         -------       -------
Net incurred related to:
   Current year..........................................            2,438           2,763         2,638
   Prior years...........................................               71             106           104
                                                                   -------         -------       -------
   Total net incurred....................................            2,509           2,869         2,742
                                                                   -------         -------       -------

Net payments related to:
   Current year..........................................              612             485           295
   Prior years...........................................            1,949           1,990         1,426
                                                                   -------         -------       -------
   Total net payments....................................            2,561           2,475         1,721
                                                                   -------         -------       -------

Acquired businesses' net unpaid claims and
   claim expenses........................................              ---             ---         3,313

Foreign exchange and other...............................             (292)           (287)          (54)
                                                                   -------         -------       -------
Net reserves at end of year..............................            9,114           9,458         9,351
Reinsurance recoverables.................................            1,822           1,411         1,794
                                                                   -------         -------       -------
Gross reserves at end of year............................          $10,936         $10,869       $11,145
                                                                   =======         =======       =======

The liabilities for claims and claim expenses in the preceding table include long-term disability claims that are discounted at a 6% rate. As a result of discounting the Company's long-term disability claims, total liabilities for claims and claim expenses have been reduced by an estimated 3% at December 31, 1997 and 1996. The amortization of discount is included in current operating results as part of the development of prior year liabilities.

For the years ended December 31, 1997, 1996 and 1995, long-term disability discounts accrued as a percentage of claims, claim expenses and policy benefits were approximately 1%, 5% and 5%, respectively, and discounts amortized were approximately 1% in 1997, 2% in 1996 and 1% in 1995.

The reconciliation of property and casualty reserves for unpaid claims and claim expenses between statutory basis and GAAP basis for each of the years indicated is shown below:

                                                                            Year ended December 31,
                                                                  -------------------------------------------
 (In millions)                                                       1997             1996            1995
                                                                  -------------------------------------------
Statutory basis U.S. reserves.............................         $ 5,527          $ 5,875         $ 5,758
Adjustments to GAAP basis (1).............................            (118)            (435)           (413)
                                                                   -------          -------         -------
Net GAAP reserves for U.S. companies......................           5,409            5,440           5,345
Net GAAP reserves for non-U.S. companies..................           3,705            4,018           4,006
                                                                   -------          -------         -------
Net GAAP reserves.........................................           9,114            9,458           9,351
Reinsurance recoverables..................................           1,822            1,411           1,794
                                                                   -------          -------         -------
Gross reserves on a GAAP basis............................         $10,936          $10,869         $11,145
                                                                   =======          =======         =======

--------
(1) Statutory basis reserves reclassified to contract deposit liabilities based on risk transfer provisions of FAS No. 113.

Environmental and Asbestos Exposure. Included in the Company's liability for claims and claim expenses are liabilities for environmental and asbestos exposures. These claims and claim expenses are primarily related to policies written prior to 1986 as the policies written since 1986 have tended to explicitly exclude environmental and asbestos risks from coverage and most of the environmental and asbestos exposures arise from risks located in the United States. The Company's international operations have now completed the initial process of identifying environmental and asbestos claims that had been reserved in prior periods but were initially aggregated and coded under other general lines of business rather than being specifically identified as environmental or asbestos claims.

The following table presents the three-year development of claims and claim expenses reserves associated with the Company's asbestos and environmental claims, including case and IBNR reserves.

                                                                           Year ended December 31,
                                                                     ----------------------------------
 (In millions)                                                        1997          1996          1995
                                                                     ----------------------------------
Gross reserves at beginning of year.......................            $368          $436          $317
Reinsurance recoverables..................................             174           240           178
                                                                      ----          ----          ----
Net reserves at beginning of year.........................             194           196           139

Incurred claims and claim expenses........................              54            19            23
Claim identification and IBNR allocation..................              43 (1)         -            51 (2)
Claims and claim expense payments.........................              22            21            17
                                                                      ----          ----          ----

Net reserves at end of year...............................             269           194           196
Reinsurance recoverables..................................             193           174           240
                                                                      ----          ----          ----
Gross reserves at end of year.............................            $462          $368          $436
                                                                      ====          ====          ====

--------
(1) Prior to 1997, the Company's international operations were unable to identify recorded claim reserves that related to asbestos and environmental exposures, as they were grouped with claim reserves in various lines of business such as general liability. The Company in 1997 is now able to identify the asbestos and environmental claims related to its international operations.

(2) Prior to 1995, the Company's allocation of asbestos and environmental IBNR reserves associated with PESLIC was primarily made on a non-specific basis. As of December 31, 1995, PESLIC specifically allocated IBNR reserves to asbestos and environmental liabilities from a portion of previously established IBNR reserves.

These amounts are management's best estimate, based on currently available information, of claims and claim expense payments and recoveries that are expected to develop in future years. The increase in incurred claims in 1997 is principally due to the inclusion of international environmental and asbestos claim activity for the first time in 1997 as discussed previously.

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

Year 2000 Exposure. The Company is currently monitoring the possibility of Year 2000 related claims arising in the future under specific insurance or reinsurance contracts and will establish liabilities, if appropriate, at such time when sufficient information has been developed to indicate a liability has been incurred and can be reasonably estimated. In addition, the Company is evaluating certain actions which can be taken to mitigate the exposure to such losses. It is not possible to estimate with any certainty the future amount of additional net loss, or the range of net loss, that may arise from Year 2000 issues; therefore, there can be no assurance that future liabilities will not materially affect the Company's results of operations, cash flows or financial position.


Life and Health Reserves for Future Policy Benefits and Accumulated Contract Values

Future policy benefits for traditional life and health reinsurance contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or, in the event the policies were acquired by the Company from another insurer, at the date of acquisition. Interest rate assumptions used in calculating the present value range from 3.0% to 8.5% per annum at December 31, 1997. Payments received from sales of universal life and investment contracts are recognized by providing liabilities equal to the accumulated contract values of the policyholders' contracts. Interest rates credited to such universal life and universal life and investment contracts are guaranteed for the policy terms with renewal rates determined by the Company. Such crediting interest rates ranged from 3.75% to 9.00% per annum in 1997.


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

General. The regulation and supervision to which GE Global's subsidiaries are subject relate primarily to licensing requirements of reinsurers, the standards of solvency that must be met and maintained, the amount of dividends that may be paid by such subsidiaries, the nature of and limitations on investments, restrictions on the size of risks that may be insured or reinsured, deposits of securities for the benefit of ceding companies, periodic examinations of the financial condition and affairs of reinsurers, the form and content of financial statements required to be filed with regulatory authorities and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders, rather than securityholders of the regulated reinsurer. GE Global believes it is, and that its subsidiaries are, in material compliance with all applicable laws and regulations pertaining to their business and operations.

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

Risk-Based Capital. The National Association of Insurance Commissioners ("NAIC") has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. At December 31, 1997, each of GE Global's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

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

The maximum amount available for the payment of dividends during 1998 by ERC to GE Global without prior regulatory approval is $78 million through December 29, 1998, and $458 million thereafter. Of these amounts, $85 million is committed to pay dividends on preferred stock issued by ERC to a subsidiary of GE Capital Services.

International Regulations. Approximately 49% of the Company's business is carried on outside of the United States based on 1997 net premiums written. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Licenses issued by foreign authorities to the ERC Frankona Group are subject to modification or revocation by such authorities, and such subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, the ERC Frankona Group has been allowed to modify their operations to conform with new licensing requirements in all jurisdictions that are material to the Company's international operations.

In addition to licensing requirements, the ERC Frankona Group is regulated in various jurisdictions with respect to, among other things, currency, policy language and terms, methods of accounting and auditing, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participant policies. Regulations governing constitution of technical reserves (including equalization reserves) in some countries could hinder the remittance of profits and repatriation of assets and the payment of dividends; however, the Company does not believe that these regulations will have a material impact on the ERC Frankona Group's operations.

Item 2.  Properties.

The Company conducts business from various facilities, most of which are leased. In addition, the Company owns its administrative offices in Overland Park, Kansas, Copenhagen, Denmark and Aachen and Munich, Germany.


Item 3.  Legal Proceedings.

There are no pending legal proceedings beyond the ordinary course of business that could have a material financial effect on the Company. On October 4, 1997, an arbitration panel ruling was issued relieving the retrocessionaire, St. Paul Fire and Marine Insurance Company, from certain liabilities under specific retrocession agreements relating to disability insurance. As a result, the Company determined that approximately $38.5 million of previously recorded reinsurance recoverables were not collectible. The Company's reserves were adequate to absorb this loss.


Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

All of GE Global's Common Stock, its sole class of common equity on the date hereof, is owned by GE Capital Services. Accordingly, there is no public trading market for the Company's common equity. GE Global paid dividends on its Common Stock on December 29, 1997 of $225 million.


Item 6.  Selected Financial Data.

                           Consolidated Financial Data

                                                                   Year ended December 31,
                                                -------------------------------------------------------------
(In millions)                                      1997         1996         1995         1994         1993
                                                -------------------------------------------------------------
Total revenues...........................        $ 5,784      $ 5,751      $ 4,798      $ 3,148      $ 2,927
Net premiums written.....................          4,545        4,573        3,561        2,573        2,413
Net investment income....................            910          837          676          528          465
Net realized gains on investments........            303          223          191          103          147
Earnings before income taxes.............            882          780          561          409          395
Net earnings.............................            648          567          437          358          312
Total investments........................         18,343       16,479       15,394        9,850        8,561
Total assets.............................         27,532       25,388       25,613       14,496       11,928
Stockholder's equity.....................        $ 5,374      $ 4,760      $ 4,191      $ 2,722      $ 2,938
Return on equity (average)...............           12.8%        12.7%        12.6%        12.7%        11.4%
Stockholder's equity excluding unrealized
   gains (losses) on investment securities       $ 4,628      $ 4,260      $ 3,755      $ 2,888      $ 2,635
Return on equity excluding unrealized
   gains (losses) on investment securities
   (average).............................           14.6%        14.1%        13.2%        13.0%        12.2%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Overview

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net premiums written in 1997 were $4.545 billion compared to $4.573 billion in 1996. The slight decrease in net written premiums was driven by a decrease in international property and casualty written premiums, reflecting competitive market conditions, repositioning certain portfolios to minimize loss accumulations and foreign currency translation due to the strengthening of the U.S. dollar. This decrease in international property and casualty net premiums written was substantially offset by an increase in domestic business, reflecting strong growth in life reinsurance business and the assumption of the renewal rights of a portfolio of specialty property and casualty insurance business obtained as a result of GE Capital's acquisition of Coregis Insurance Company.

Net earnings in 1997 increased $81 million or 14%, including an increase in after-tax net realized investment gains on investments of $49 million. Excluding after-tax net realized gains on investments, 1997 net earnings increased $32 million or 7.0%. This 1997 increase was primarily attributable to a $73 million increase in investment income resulting from continued growth in the investment portfolio and a $61 million increase in other revenues reflecting an increase in revenues generated from investment-related life and financial reinsurance products. These increases were partially offset by a decrease in property and casualty underwriting results reflecting increased underwriting and operating expenses and competitive market conditions.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Net premiums written in 1996 increased $1.012 billion, of which $1.308 billion reflects recording a full year of the operating results for the 1995 acquisitions of Frankona Re and the Aachen Re Business (the "Acquired Businesses") in 1996 compared to recording only five months of operating results in 1995. This 1996 increase in net premiums written was partially offset by a decrease in domestic property and casualty net written premiums.

Net earnings in 1996 increased $130 million, including an increase in after-tax net realized gains on investments of $20 million. Excluding after-tax net realized gains on investments, 1996 net earnings increased $110 million. This 1996 increase was primarily attributable to the Acquired Businesses reflecting a full year's operating results in 1996 compared to recording only five months of operating results in 1995. The remainder of the increase was due to improvement in the property and casualty underwriting results and growth in the investment portfolio due mostly from cash flows from international operations. These increases were partially offset by an increase in the effective tax rate due to a greater proportion of earnings before taxes provided by operations that reside in higher income tax jurisdictions.

Domestic Property and Casualty Business

                                                                             Year ended December 31,
                                                                   -------------------------------------------
 (In millions)                                                       1997             1996              1995
                                                                   -------------------------------------------
Net premiums written......................................          $1,809           $1,741            $2,121
Net underwriting loss.....................................             (64)             (98)             (138)
Net investment income.....................................             389              390               395
Earnings before income taxes..............................             489              415               364
Net realized gains on investments.........................             212              169               135
Earnings before income taxes, excluding
   net realized gains on investments......................             277              246               229
GAAP ratios (1):
   GAAP claims and claim expenses ratio...................            70.8%            75.7%             79.1%
   GAAP underwriting expense ratio........................            33.0%            29.7%             27.4%
                                                                     -----            -----             -----
   GAAP combined ratio....................................           103.8%           105.4%            106.5%
                                                                     =====            =====             =====

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

Domestic net premiums written increased $68 million or 3.9% in 1997, reflecting new business associated with GE Capital's acquisition of Coregis Insurance Company and growth in the national accounts business partially offset by the termination of certain long-term disability business and continued competitive market conditions. Domestic net premiums written decreased $380 million or 18% in 1996, principally due to management's decision to not renew certain unprofitable reinsurance contracts and a slight decrease in reinsurance premium rates.

The GAAP combined ratio is an indicator of underwriting performance in property and casualty reinsurance, with a percentage lower than 100% indicating an underwriting profit. While underwriting results expressed as the combined ratio have been in excess of 100%, indicating an underwriting loss in all years presented, the operating results of insurance companies include investment income which generally yields an overall operating profit as reflected above in the caption "Earnings before income taxes, excluding net realized gains on investments." The 1997 GAAP combined ratio was favorably impacted by a reduction in catastrophe costs due to a decline in both frequency and severity of catastrophe losses, although it was moderately impacted by an increase in underwriting and operating costs due to the implementation of new strategic business initiatives. The 1996 and 1995 GAAP combined ratios were moderately impacted by catastrophe costs and certain significant unprofitable reinsurance contracts that management has elected not to renew.

Net investment income of $389 million in 1997 was comparable to the $390 million in 1996. Net investment income decreased $5 million in 1996, due primarily to the transfer of significant assets to the ERC Frankona Group in the second half of 1995, which was substantially offset by investment of cash flow from operating activities.

Earnings before income taxes, excluding net realized gains on investments, increased $31 million or 13% in 1997, primarily due to a 1.6% decrease in the GAAP combined ratio associated with a decrease in catastrophe costs partially offset by an increase in underwriting and operating costs. Earnings before income taxes, excluding net realized gains on investments, increased $17 million in 1996, reflecting lower catastrophe costs and the non-renewal of certain unprofitable contracts, partially offset by a slight reduction in reinsurance premium rates, and a slight decline in net investment income.

International Property and Casualty Business

                                                                           Year ended December 31,
                                                                   ---------------------------------------
 (In millions)                                                       1997           1996            1995
                                                                   ---------------------------------------
Net premiums written......................................          $1,684         $2,196          $1,002
Net underwriting gain (loss)..............................             (64)            18             (38)
Net investment income.....................................             292            266             125
Earnings before income taxes..............................             241            247             107
Net realized gains on investments.........................              48             31              27
Earnings before income taxes, excluding
   net realized gains on investments......................             193            216              80
GAAP ratios (1):
   GAAP claims and claim expenses ratio...................            70.1%          68.0%           73.3%
   GAAP underwriting expense ratio........................            33.4%          31.2%           29.6%
                                                                     -----           ----           -----
   GAAP combined ratio....................................           103.5%          99.2%          102.9%
                                                                     =====           ====           =====

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

International property and casualty net premiums written decreased $512 million or 23% in 1997, including approximately a $235 million decrease resulting from foreign currency translation due to the strengthening of the U.S. dollar. Excluding the impact related to foreign currency translation, international property and casualty net premiums written decreased approximately $277 million reflecting a $58 million increase in ceded premium as the Company expanded its retrocession program, repositioned certain portfolios to minimize loss accumulation and a general decrease in premium rates associated with competitive market conditions. International property and casualty net premiums written increased $1.194 billion in 1996, of which $1.203 billion reflects recording a full year of the Acquired Businesses operating results in 1996 compared to recording only five months of operating results in 1995. This increase was partially offset by a minor decrease in other international net premiums written, primarily due to the integration of international operations.

The 4.3% increase in the GAAP combined ratio for 1997 from 1996 was caused by less favorable loss experience, a general decline in international premium rates and market conditions and increased underwriting and operating costs associated with the implementation of new strategic business initiatives. The 1997 GAAP combined ratio was also adversely impacted by certain large catastrophe losses such as the Eastern Europe floods and aviation losses. The 3.7% improvement in the 1996 GAAP combined ratio compared to 1995 was caused by favorable loss experience and a decline in both the frequency and severity of international catastrophe losses.

Net investment income increased $26 million or 9.8% in 1997. This increase reflects continued growth in the investment portfolios related to the reinvestment of earnings, partially offset by the impact of foreign currency translation. Net investment income increased $141 million in 1996, primarily due to including $126 million related to recording a full year of the Acquired Businesses operating results in 1996 compared to recording only five months in 1995.

Earnings before income taxes, excluding realized gains, decreased $23 million or 11% in 1997. This decrease reflects a 4.3% increase in the combined ratio partially offset by a $26 increase in net investment income and a $27 million increase in other revenues related to growth in financial reinsurance products. Earnings before income taxes, excluding net realized gains on investments, increased $136 million in 1996 resulting from the inclusion of a full year of the Acquired Businesses operating results in 1996 compared to recording only five months in 1995 and improvement in the underwriting results, as illustrated by the 3.7% improvement in the GAAP combined ratio.

Life Reinsurance Business

                                                                          Year ended December 31,
                                                                      -------------------------------
(In millions)                                                           1997         1996       1995
                                                                      -------------------------------
Revenues..................................................             $1,283        $881       $656
Earnings before income taxes..............................                152         118         90

Revenues from the Company's life reinsurance segment include life insurance premium revenues, net investment income, net realized gains on investments and income from investment-related and financial reinsurance products. The 1997 increase in  revenues of $402  million or 46%  reflects  growth in the  domestic traditional life and credit life business principally related to four significant quota share reinsurance contracts as well as growth in investment-related and financial reinsurance life products. Revenues increased $225 million or 34% in 1996, which primarily reflected a full year's operating results from the Acquired Businesses.

Earnings before income taxes increased $34 million in 1997, including a $20 million increase in net realized gains from investments. Excluding net realized gains on investments, earnings before income taxes increased $14 million primarily due to an increase in net investment income attributable to continued growth in the investment portfolio and fees generated from investment-related and financial reinsurance products. Earnings before income taxes increased $28 million in 1996, due primarily to the inclusion of a full year's operating results from the Acquired Businesses.


Liquidity and Capital Resources

GE Global's ability to meet its obligations, including debt service and operating expenses, and pay dividends to its shareholder depends primarily upon receiving sufficient funds from its insurance subsidiaries. The payment of dividends by ERC is subject to restrictions set forth in the insurance laws of Missouri, as well as other restrictions. Historically, the Company's liquidity requirements are met by funds provided by operations and from the maturity and sales of investments.

Cash flows from operating activities primarily consists of premiums collected during the period in excess of payments made for claims and claim expenses. The 1997 and 1996 decrease in cash flows from operating activities is principally due to an increase in claim settlements relative to the collection of premiums and an increase in underwriting and operating cash outlays due to the implementation of new strategic business initiatives.

Cash flows used for investing activities increased $290 million in 1997, principally due to the purchase of other invested assets and the acquisition of minority shares associated with the Company's 1995 acquisition of Frankona Re. Cash used for investing activities decreased $1.377 billion in 1996, principally due to the $1.024 billion purchase of the Acquired Businesses in 1995. The purchases of the Acquired Businesses in 1995 were partially funded by GE Capital Services contributing $300 million to the equity of GE Global and GE Capital Corporation, an affiliate of GE Global, purchasing 1,500 shares of 5% cumulative preferred stock issued by GE Global for an aggregate purchase price of $150 million. The remaining $353 million 1996 decrease in cash used for investing activities was primarily attributable to a decrease in purchases of investments, net of sales and maturities, which was caused by a decline in cash flows from operations.

Cash flows from financing activities decreased $47 million in 1997, reflecting an increase in dividends paid to affiliates partially offset by an increase in contract deposits and proceeds from short-term borrowings. Cash flows from financing activities decreased $958 million in 1996, due primarily to the financing and capitalization of the 1995 acquisitions described above, partially offset by an increase in contract deposits related to the life financial reinsurance business.

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


Investments

General. The Company follows a conservative investment strategy that emphasizes maintaining a high quality investment portfolio. The primary goals include a growing stream of investment income and improving total investment returns. All investments are administered under guidelines established and approved by the Company's Board of Directors. The Company's guidelines specify credit quality and concentration limits with respect to both fixed income and equity securities.

In structuring its fixed maturity portfolios, the Company considers the duration of its assets and claims and claim expenses reserves. Most fixed maturity portfolios have total return benchmarks against which relative performance is measured. The total return benchmarks include investment income and realized and unrealized gains and losses on investments. Equity funds are managed for total return, and performance is measured against equity benchmarks.

On a worldwide basis, the Company manages 70% of its investments internally. General Electric Investment Corporation manages an additional 20% of the Company's investments, and the balance is managed by unaffiliated outside managers.

The following table presents investment results for the Company's business.

                                                                   Year ended December 31,
                                                     ----------------------------------------------------
(In millions)                                           1997       1996       1995      1994       1993
                                                     ----------------------------------------------------
Average invested assets (at cost)...........          $16,417    $15,195    $12,153    $9,020     $7,395
Net investment income.......................              910        837        676       528        465
Net effective yield.........................              5.5%       5.5%       5.6%      5.9%       6.3%
Net realized gains on investments...........          $   303    $   223    $   191    $  103     $  147
Unrealized gains (losses) on investment
   securities before deferred income taxes..            1,189        799        684      (251)       622

The Company continues to seek opportunities to enhance investment yield through a conservative, primarily fixed maturity investment strategy. Its current investment strategy does not contemplate material additional investments in non-investment grade debt securities, commercial real estate, commercial mortgages, equity securities or derivatives.

Domestic Investment Operations. The Company's domestic property and casualty investment portfolios are principally invested in tax-exempt state and municipal bonds, which the Company believes provide the most attractive after tax yield. Some additional commitment was made to equity securities in 1996 and 1995 to enhance total investment returns in the longer term. The Company's domestic life investment portfolios are largely invested in taxable debt securities.

The following table categorizes the Company's domestic fixed maturity portfolios by rating based on market values.

                                                                     Domestic Property
                                                                       and Casualty             Domestic Life
                                                                   ---------------------------------------------
                                                                                    December 31,
                                                                   ---------------------------------------------
 (In millions)                                                       1997        1996          1997       1996
                                                                   ---------------------------------------------
U.S. government and government agency securities............          1.4%        2.6%          8.3%       5.8%
Aaa.........................................................         48.9        45.7           1.8       18.8
Aa..........................................................         27.1        26.3           2.8       13.2
A...........................................................         11.4        16.1          16.9       13.6
Baa.........................................................           .5          .2           9.4        2.3
Ba..........................................................           .1          .1           1.5         .7
Canadian securities.........................................          3.9         4.2           0.0        0.0
Mortgage-backed securities..................................           .3          .1          45.8       39.8
Other.......................................................          6.4         4.7          13.5        5.8
                                                                    -----       -----         -----      -----
   Total....................................................        100.0%      100.0%        100.0%     100.0%
                                                                    =====       =====         =====      =====

Ratings are as assigned by Moody's when available, or by S&P and converted to the generally comparable Moody's rating.

The Company's emphasis on investment quality is evidenced by the table above, which indicates that the bonds in the Company's investment portfolios are principally invested in either U.S. government and government agency securities or issues rated "A" or above. The Canadian securities held by the Company were similar in quality to the other securities held in its domestic property and casualty portfolio. Bonds held by the Company in its domestic life portfolios include mortgage-backed securities that are matched to the liability profile of specific life reinsurance contracts. Investments in mortgage-backed securities are limited to lower risk tranches and do not include any interest only or principal only elements. Mortgage-backed securities in the Company's investment portfolio were principally issued by Federal agencies. The balance of the other securities held in the domestic life portfolios were principally U.S. government and government agency securities and other bonds with an investment grade rating. The Company does not contemplate significant investment in non-investment grade securities in either the property and casualty or life portfolios.

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

As of December 31, 1997, the ERC Frankona Group's investments totaled $6.4 billion, an increase of $151 million from December 31, 1996. The composition of ERC Frankona Group's investments was as follows:

                                                                                    December 31,
                                                                                ---------------------
                                                                                  1997         1996
                                                                                ---------------------
            Fixed maturity securities............................                 81.4%        86.4%
            Equity securities....................................                 13.2%        10.4%
            Other invested assets................................                  5.4%         3.2%
                                                                                 -----        -----

            Total................................................                100.0%       100.0%
                                                                                 =====        =====

The ERC Frankona Group's investment portfolios are globally diversified, with most fixed maturities having a term less than ten years. The fixed maturity securities consist of high credit quality securities, and almost all bonds are investment grade securities with a comparable average rating equal to or above a Moody's or S&P "AA" rating. Fixed maturity securities include German and Danish mortgage-backed securities, although these mortgage-backed securities have significantly less principal and interest prepayment risk than typical U.S. mortgage-backed securities, as the German and Danish tax and social environments are not conducive to risks of prepayment of interest and principal. Equity securities and other invested assets were internationally diversified with principal holdings in Germany, the United Kingdom and the United States.


Interest Rate and Currency Risk Management

In normal operations, the Company must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed, a view of their potential effects, and, finally, what considerations arise from recent developments in Asia.

The Company utilizes various financial instruments, such as currency and interest rate swaps, options and currency forwards to manage risks. The Company is exclusively an end user of these financial instruments, which are commonly referred to as derivatives. The Company does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets.

The Company manages its exposure to currency principally by matching the underlying reinsurance liabilities with the corresponding assets. Any remaining significant net asset/liability positions in a given currency are hedged with forward currency purchase or sale contracts to further mitigate currency exposures. The Company also hedges its currency risk on its foreign subsidiary investments by utilizing currency swaps that have been designated to modify currency exposure associated with specific debt instruments.

On a limited basis, and as part of ongoing customer activities, the Company utilizes interest rate swaps and options to minimize its exposure to movements in interest rates and financial markets that have a direct correlation with certain of its reinsurance products.

Substantially all derivative transactions are executed by the Company's Treasury Department which works closely with GE Capital Treasury personnel to maintain controls on all exposures, adhere to stringent counterparty credit standards and actively monitor marketplace exposures. Although the Company is exposed to credit risk that the counterparty may not be able to comply with the terms and conditions of the contracts, the Company utilizes only highly rated institutions as counterparties to the derivative transactions.

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

     One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such a decrease, including repricing effects in the securities portfolio, would reduce the 1998 net earnings of the Company based on December 31, 1997 positions by an insignificant amount.

     One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1997 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Company assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10 percent decrease (20 percent for hyperinflationary economies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 1998 net earnings of the Company based on December 31, 1997 positions by an insignificant amount.

Recent economic developments in parts of Asia have altered somewhat the risks and opportunities of Company activities in affected economies. These activities encompass providing certain reinsurance products and investing in marketable securities within those Asian economies. As such, exposure exists to, among other things, increased receivable delinquencies and potential bad debts, impairment of marketable securities and increased reinsurance claims activity. Conversely, new reinsurance opportunities may arise and the liberalization of financial and reinsurance regulation may open new opportunities to penetrate Asian markets. Taken as a whole, while this situation bears close monitoring and increased management attention, the current situation is expected to have an immaterial impact on the Company's financial position, results of operations and cash flows in 1998.


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


Year 2000

Year 2000 compliance programs and information systems modifications have been initiated in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, including enterprise systems, and by monitoring supplier and other third-party interfaces. While there can be no assurance that all such modifications will be successful, management does not expect that either costs of modifications or consequences of any unsuccessful modifications should have a material adverse effect on the Company's financial position, results of operations or liquidity.

New Accounting Standards

New accounting standards issued in 1997 are described below. Neither of these standards will have any effect on the financial position or results of operations of the Company.

The Financial Accounting Standards Board issued two Statements of Financial Accounting Standards (SFAS) that will affect presentation in the Company's 1998 Annual Report on Form 10-K. SFAS No. 130, Reporting Comprehensive Income, will require display of certain information about adjustments to equity - most notably, adjustments arising from market value changes in marketable securities. SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, will require additional information about industry segments.


Effects of Inflation

The Company's ultimate claims and claim expense costs on claims not yet settled is increased by the effects of inflation, and changes in the inflation rate therefore could become a significant factor in determining appropriate claims and claim expense reserves, as well as reinsurance premium rates. Generally, the Company's methods used to estimate claims and claim expense reserves and to calculate reinsurance premium rates take into account the anticipated effects of inflation in estimating the ultimate claims and claim expense costs. The Company uses both insurance industry data and government economic indices in estimating the effects of inflation on reinsurance premium rates and claims and claim expense reserves. However, until claims are ultimately settled, the full effect of inflation on the Company's results cannot be known.


Item 8.  Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and the Independent Auditors Report thereon and the Supplementary Financial Statement Schedules listed on the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures.

Not applicable


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

Item 13.    Certain Relationships and Related Transactions.

Omitted


                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1.  Financial Statements and Schedules.

           The consolidated financial statements of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 23).

   (a) 2.  Financial Statement Schedules.

           The consolidated financial statement schedules of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 23).

   (a) 3.  Listing of Exhibits.

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

           10.1 First Whole Account Aggregate Excess of Loss Retrocession Agreement (E1), between Employers Reinsurance Corporation and National Indemnity Company, dated January 1, 1997 (portions redacted in accordance with application for confidentiality to be filed).

           10.2 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and Centre Reinsurance Company of New York, dated January 1, 1997 (portions redacted in accordance with application for confidentiality to be filed).

           10.3 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and National Union Fire Insurance Company of Pittsburgh, PA, dated January 1, 1997 (portions redacted in accordance with application for confidentiality to be filed).

           12     Computation of ratio of earnings to fixed charges.

           23     Consent of KPMG Peat Marwick LLP.


   (b)     Reports on Form 8-K.

           None.

                                   ITEM 14(a)

                     GE Global Insurance Holding Corporation
                                and Subsidiaries

                                    Index to
                        Consolidated Financial Statements
                                       and
                          Financial Statement Schedules


                                                                           Page
                                                                           ----

Consolidated Financial Statements
   Independent Auditors' Report.............................................24
   Consolidated Statement of Earnings.......................................25
   Consolidated Statement of Financial Position.............................26
   Consolidated Statement of Stockholder's Equity...........................28
   Consolidated Statement of Cash Flows.....................................29
   Notes to Consolidated Financial Statements...............................30

Financial Statement Schedules
   Schedule II - Condensed Financial Information of Registrant..............54
   Schedule III - Supplementary Insurance Information.......................58

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
GE Global Insurance Holding Corporation:


We have audited the accompanying consolidated statements of financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP


Kansas City, Missouri
January 23, 1998

                                           GE GLOBAL INSURANCE HOLDING CORPORATION
                                                      AND SUBSIDIARIES

                                             Consolidated Statement of Earnings


                                                                             Year ended December 31,
                                                                         --------------------------------
(In millions)                                                              1997        1996        1995
                                                                         --------------------------------
Revenues
Net premiums written (Note 8)                                             $4,545      $4,573      $3,561
                                                                          ======      ======      ======

Net premiums earned (Note 8)                                              $4,467      $4,648      $3,886
Net investment income (Note 4)                                               910         837         676
Net realized gains on investments (Note 4)                                   303         223         191
Other revenues                                                               104          43          45
                                                                          ------      ------      ------
Total revenues                                                             5,784       5,751       4,798
                                                                          ------      ------      ------

Costs and Expenses
Claims, claim expenses and policy benefits                                 3,260       3,373       2,994
Insurance acquisition costs                                                1,073       1,106         847
Amortization of intangibles                                                   78          82          60
Interest expense                                                              42          42          16
Other operating costs and expenses                                           366         284         225
Minority interest in net earnings of consolidated
   subsidiaries (Notes 3 and 9)                                               83          84          95
                                                                          ------      ------      ------
Total costs and expenses                                                   4,902       4,971       4,237
                                                                          ------      ------      ------

Earnings before income taxes                                                 882         780         561
                                                                          ------      ------      ------

Provision for income taxes (Note 6):
   Current                                                                   (37)        207         150
   Deferred                                                                  271           6         (26)
                                                                          ------      ------      ------
                                                                             234         213         124
                                                                          ------      ------      ------

Net earnings                                                              $  648      $  567      $  437
                                                                          ======      ======      ======


See Notes to Consolidated Financial Statements.

                                          GE GLOBAL INSURANCE HOLDING CORPORATION
                                                      AND SUBSIDIARIES

                                        Consolidated Statement of Financial Position


                                                                                  December 31,
                                                                           ---------------------------
(In millions)                                                                 1997              1996
                                                                           ---------------------------
Assets
Investments (Note 4):
   Fixed maturity securities available-for-sale, at fair value              $14,816           $13,572
   Equity securities, at fair value                                           2,513             2,303
   Short-term investments, at amortized cost                                    661               339
   Other invested assets                                                        353               265
                                                                            -------           -------
   Total investments                                                         18,343            16,479

Cash                                                                            269               377

Securities and indebtedness of related parties                                  318               310

Accrued investment income                                                       369               391

Premiums receivable                                                           2,279             2,645

Funds held by reinsured companies                                               502               519

Reinsurance recoverables                                                      2,791             2,358

Deferred insurance acquisition costs                                            844               495

Intangible assets                                                               897               986

Other assets                                                                    920               828
                                                                            -------           -------

Total assets                                                                $27,532           $25,388
                                                                            =======           =======

                                       GE GLOBAL INSURANCE HOLDING CORPORATION
                                                   AND SUBSIDIARIES

                                Consolidated Statement of Financial Position (continued)


                                                                                  December 31,
                                                                            -------------------------
(In millions)                                                                  1997            1996
                                                                            -------------------------
Liabilities and equity
Claims and claim expenses (Note 5)                                           $10,961         $10,869
Accumulated contract values                                                    2,305           1,643
Future policy benefits for life and health contracts                           1,604             831
Unearned premiums                                                              1,244           1,170
Other reinsurance balances                                                     1,125           1,836
Income taxes payable (Note 6)                                                    191             173
Contract deposit liabilities                                                   1,812           1,458
Other liabilities                                                                518             612
Deferred income taxes (Note 6)                                                   646             274
Long-term borrowings (Note 7)                                                    556             556
Indebtedness to related parties (Note 7)                                          19               -
                                                                             -------         -------
   Total liabilities                                                          20,981          19,422
                                                                             -------         -------

Minority interest in equity of consolidated
   subsidiaries (Notes 3 and 9)                                                1,177           1,206
                                                                             -------         -------


Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                                           5               5
Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                                         150             150
Paid-in capital                                                                  845             845
Unrealized gains on investment securities                                        746             500
Foreign currency translation adjustments                                         (32)             15
Retained earnings                                                              3,660           3,245
                                                                             -------         -------
   Total stockholder's equity                                                  5,374           4,760
                                                                             -------         -------

Total liabilities and equity                                                 $27,532         $25,388
                                                                             =======         =======


See Notes to Consolidated Financial Statements.

                                             GE GLOBAL INSURANCE HOLDING CORPORATION
                                                        AND SUBSIDIARIES

                                          Consolidated Statement of Stockholder's Equity


                                                                                Unrealized
                                                                                  Gains         Foreign
                                                                               (Losses) on     Currency
                                                 Common    Preferred  Paid-In   Investment    Translation    Retained
    (In millions)                                 Stock      Stock    Capital   Securities    Adjustments    Earnings      Total
                                                ----------------------------------------------------------------------------------
Balances, January 1, 1995                          $5        $  -       $545       $(166)        $  1         $2,337       $2,722
  Issuance of preferred stock (Note 9)              -         150          -           -            -              -          150
  Contribution to capital (Note 9)                  -           -        300           -            -              -          300
  Unrealized gains on investment securities         -           -          -         602            -              -          602
  Foreign currency translation adjustments          -           -          -           -           11              -           11
  Net earnings                                      -           -          -           -            -            437          437
  Dividends paid on common stock                    -           -          -           -            -            (29)         (29)
  Dividends paid on preferred stock                 -           -          -           -            -             (2)          (2)
                                                   --        ----       ----       -----         ----         ------       ------

Balances, December 31, 1995                         5         150        845         436           12          2,743        4,191
  Unrealized gains on investment securities         -           -          -          64            -              -           64
  Foreign currency translation adjustments (Note 2) -           -          -           -            3              -            3
  Net earnings                                      -           -          -           -            -            567          567
  Dividends paid on common stock                    -           -          -           -            -            (58)         (58)
  Dividends paid on preferred stock                 -           -          -           -            -             (7)          (7)
                                                   --        -----      ----       -----         ----         ------       ------

Balances, December 31, 1996                         5         150        845         500           15          3,245        4,760
  Unrealized gains on investment securities         -           -          -         246            -              -          246
  Foreign currency translation adjustments (Note 2) -           -          -           -          (47)             -          (47)
  Net earnings                                      -           -          -           -            -            648          648
  Dividends paid on common stock                    -           -          -           -            -           (225)        (225)
  Dividends paid on preferred stock                 -           -          -           -            -             (8)          (8)
                                                   --        ----       ----       -----         ----         ------       ------

Balances, December 31, 1997                        $5        $150       $845       $ 746         $(32)        $3,660       $5,374
                                                   ==        ====       ====       =====         ====         ======       ======


See Notes to Consolidated Financial Statements.

                                            GE GLOBAL INSURANCE HOLDING CORPORATION
                                                        AND SUBSIDIARIES

                                              Consolidated Statement of Cash Flows

                                                                            Year ended December 31,
                                                                      -----------------------------------
(In millions)                                                             1997         1996         1995
                                                                      -----------------------------------
Cash Flows From Operating Activities
Net earnings                                                           $   648      $   567      $   437
Adjustments to reconcile net earnings to cash
     from operating activities:
         Claims and claim expenses                                         621          489          608
         Future policy benefits for life and health contracts              211          157          (45)
         Unearned premiums                                                 137            1         (564)
         Funds held by reinsured companies                                  (5)         104          (10)
         Reinsurance recoverables                                          103          210         (268)
         Deferred income taxes                                             271            6          (26)
         Income taxes payable                                               25           66           12
         Other, net                                                       (510)        (460)       1,047
         Amortization of insurance acquisition costs                     1,073        1,106          847
         Insurance acquisition costs deferred                           (1,374)      (1,157)        (833)
         Net realized gains on investments                                (303)        (223)        (191)
                                                                       -------      -------      -------
     Cash from operating activities                                        897          866        1,014
                                                                       -------      -------      -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
     Purchases                                                          (6,058)      (6,219)      (5,936)
     Sales                                                               4,494        4,896        4,432
     Maturities                                                            734          610          474
Equity securities:
     Purchases                                                          (1,240)      (1,330)      (1,337)
     Sales                                                               1,383        1,178        1,178
Net purchases of short-term investments                                   (231)         (28)         (50)
Cash paid for acquisitions and in force reinsurance
     transactions (Note 3)                                                 (89)           -         (807)
Other investing activities                                                 (70)         106         (118)
                                                                       -------      -------      -------
     Cash used for investing activities                                 (1,077)        (787)      (2,164)
                                                                       -------      -------      -------

Cash Flows From Financing Activities
Change in contract deposits                                                513          460          352
Net contract accumulation payments                                        (160)        (161)        (223)
Proceeds from short-term borrowings (Note 7)                                23            -          600
Principal payments on short-term borrowings (Note 7)                         -         (600)           -
Proceeds from long-term borrowings (Note 7)                                  -          556            -
Contribution to capital (Note 9)                                             -            -          300
Proceeds from issuance of preferred stock (Note 9)                           -            -          150
Dividends paid                                                            (233)         (65)         (31)
                                                                       -------      -------      -------
     Cash from financing activities                                        143          190        1,148
                                                                       -------      -------      -------

Effect of exchange rate changes on cash                                    (71)        (347)         116
                                                                       -------      -------      -------

Increase (decrease) in cash                                               (108)         (78)         114
Cash at beginning of year                                                  377          455          341
                                                                       -------      -------      -------
Cash at end of year                                                    $   269      $   377      $   455
                                                                       =======      =======      =======


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.   Basis of Presentation

Principles of Consolidation

GE Global Insurance Holding Corporation ("GE Global") is a wholly-owned subsidiary of General Electric Capital Services, Inc. ("GE Capital Services"), which is a wholly-owned subsidiary of General Electric Company ("GE Company"). The accompanying consolidated financial statements of GE Global include the accounts and operations, after intercompany eliminations, of GE Global and Employers Reinsurance Corporation ("ERC"), a property/casualty reinsurance company with various property/casualty reinsurance, life reinsurance and insurance intermediary subsidiaries. GE Global owns 100% of the common stock of ERC, representing 89.5% of ERC's voting rights, and General Electric Capital Corporation ("GE Capital" - a wholly-owned subsidiary of GE Capital Services) owns 100% of ERC's preferred stock, representing 10.5% of ERC's voting rights. GE Global and its consolidated subsidiaries are collectively referred to as "the Company."

Other affiliates, generally companies in which the Company owns 20 to 50 percent of the voting rights, are included in other invested assets and valued at the appropriate share of equity plus loans and advances.


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


2.   Summary of Significant Accounting Policies

Investments

The Company's fixed maturity and marketable equity securities have been designated as available-for-sale and are reported at fair value, with net unrealized gains or (losses) included in stockholder's equity, net of applicable taxes. Realized gains or (losses) on sales of investments are determined on the specific-identification method and include adjustments to the net realizable value of investments for declines in value that are considered to be other than temporary. Investment income is recognized as earned and includes the accretion of discounts and amortization of premiums related to fixed maturity securities.


Property and Casualty Insurance/Reinsurance Segment

Premiums are reported as earned over the terms of the related insurance/reinsurance treaties or policies. In general, earned premiums are calculated on a pro rata basis, are determined based on reports received from reinsureds, or are estimated if reports are not received timely from reinsureds. Premium adjustments under retrospectively rated reinsurance contracts are recorded based on estimated claims and claim expenses, including both case and incurred but not yet reported liabilities. Assumed foreign reinsurance is accounted for using the periodic method.

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

The value of property and casualty business recorded in connection with the 1984 acquisition of ERC by GE Capital Services is being amortized over 16 years using the straight-line method. Included in the statement of financial position caption "Intangible assets" was the value of property and casualty business of $262 million before accumulated amortization of $218 million and $202 million at December 31, 1997 and 1996, respectively.

The liabilities for claims and claim expenses represent the estimated liabilities for reported claims plus those incurred but not yet reported and the related estimated claim expenses. The liabilities for claims and claim expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate cost of all claims incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the liabilities for claims and claim expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates. Included in the liabilities for claims and claim expenses are $1.000 billion and $1.015 billion at December 31, 1997 and 1996, respectively, of long-term disability claims that are discounted at a 6% rate (See Note 10).

Amounts recoverable from reinsurers related to the liabilities for claims and claim expenses are estimated in a manner consistent with the related liabilities associated with the reinsured policies.


Life Reinsurance Segment

The Company provides reinsurance for life and health insurance and annuities. These products can be classified into three groups: traditional insurance contracts, universal life insurance contracts and investment contracts. Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk while investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Universal life insurance contracts are insurance contracts with terms that are not fixed and guaranteed.

Revenues for traditional insurance contracts are recognized as revenues when due or over the terms of the policies. For universal life contracts and investment contracts, premiums received are reported as liabilities ("Accumulated contract values"), not as revenues. Revenues for universal life contracts and investment contracts are recognized for assessments made against the policyholder's accumulated contract values for insurance, policy administration, surrenders, and other authorized charges.

Future policy benefits for life and health contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or at the date of purchase. Interest rate assumptions used in calculating the present value range from 3.0% to 8.5% at December 31, 1997 and 1996. Interest rates credited to universal life contracts and investment contracts are guaranteed for the policy terms with renewal rates determined by management. Such crediting interest rates ranged from 3.75% to 9.00% in 1997, 3.25% to 9.00% in 1996 and 4.25% to 12.30% in 1995.

Acquisition costs include costs and expenses that vary with and are primarily related to the acquisition of insurance and investment contracts, such as commissions and certain support costs, such as underwriting and policy issue expenses. For universal life contracts and investment contracts, the amortization is based on the anticipated gross profits from investments, surrender and other charges net of interest credited, mortality and maintenance expenses. As actual gross profits vary from projected gross profits, the impact on amortization is included in net income. For insurance contracts, the acquisition costs are amortized over the premium paying periods using assumptions consistent with those used in computing future policy benefit reserves.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

As a result of acquisitions, the Company has obtained the right to receive future profits from life reinsurance contracts existing at the date of the acquisitions. The present value of these future profits ("PVFP") has been actuarially determined based on the projected profits from the contracts acquired. The calculation of the projected profits includes anticipated future premiums, benefit payments, lapse rates, expenses and related investment income. The PVFP was determined using risk adjusted discount rates from 8% to 15% and the interest rates selected for the valuation were determined based on the applicable interest rates in the country of risk and the risk inherent in the realization of the estimated future profits. The PVFP of $141 million and $164 million at December 31, 1997 and 1996, respectively, is included in the statement of financial position caption "Intangible assets" and is being amortized using the interest method over the duration of the related life business, approximately 20 years, as the premiums on the books of business are recognized.


Funds Held by Reinsured Companies

Funds held by reinsured companies represent ceded premiums retained by the ceding companies according to contractual terms. The Company generally earns investment income on these balances during the periods that the funds are held.


Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible premiums receivable, reinsurance recoverables and other doubtful receivables. The allowance is recorded as a valuation account that reduces the corresponding asset. The allowance was $48 million and $47 million at December 31, 1997 and 1996, respectively.


Goodwill

The Company amortizes goodwill recorded in connection with its business combinations over periods ranging from 15 to 30 years using the straight-line method. Included in the statement of financial position caption "Intangible assets" was goodwill of $712 million and $983 million at December 31, 1997 and 1996, respectively. Accumulated amortization was $260 million and $221 million at December 31, 1997 and 1996, respectively. If goodwill is identified with long-lived assets that are subject to an impairment loss, and an adjustment is to be made to reflect fair value, the goodwill shall be reduced or eliminated before the carrying value of such long-lived assets are written down to fair value. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.


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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

Reinsurance

Reinsurance contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the reinsurer (or retrocessionaire) may realize a significant loss from the insurance risk assumed are required to be accounted for as deposits. These contract deposits are included in contract deposit assets (included in "Other assets") or "Contract deposit liabilities" and are accounted for as financing transactions with interest income or expense credited or charged to the contract deposits.


Income Taxes

In 1997, GE Global, together with its domestic property/casualty insurance subsidiaries, one domestic life subsidiary and its parent, GE Capital Services, are included in the consolidated federal income tax return of GE Company. GE Global's other domestic life insurance subsidiary is taxed as a life insurance company, and that subsidiary files a separate income tax return.

Prior to 1997, GE Global, together with its domestic property/casualty insurance subsidiaries and its parent, GE Capital Services, were included in the consolidated federal income tax return of GE Company. Both of GE Global's domestic life insurance subsidiaries were taxed as life insurance companies, and those subsidiaries filed separate federal income tax returns.

GE Global's international insurance subsidiaries file separate income tax returns in the countries where the subsidiaries are domiciled.

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


Interest Rate and Currency Risk Management

As a matter of policy, the Company does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets. The Company utilizes various financial instruments, such as currency and interest rate swaps, options and currency forwards to lessen its exposure to movements in interest rates and foreign currency exchange rates.

Interest rate and currency swaps that modify borrowings or designated assets are accounted for on an accrual basis. The Company requires all other derivative instruments, such as options and forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions.

Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedged instruments must be highly correlated with changes in market values of underlying hedged items, both at inception of the hedge and over the life of the hedge contract. Any instrument designated but ineffective as a hedge is marked to market and recognized in operations immediately.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The Company operates in a multiple functional currency environment whereby revenues and expenses in functional currencies are translated using the weighted average exchange rate during the year and functional currency assets and liabilities are translated at the rate of exchange in effect at the close of the year. Gains or losses resulting from translating the functional currencies into U.S. dollars are accumulated in a separate component of stockholder's equity, entitled "Foreign currency translation adjustments." The Company partially hedges its foreign currency risk on its foreign subsidiary investments by utilizing a cross currency swap (See Note 12). The gain on the cross currency swap, which is included in "Foreign currency translation adjustments", was $192 million and $71 million at December 31, 1997 and 1996, respectively. The net effect of foreign currency transactions on operating results during 1997, 1996 and 1995 was immaterial.


Benefit Plans

Employees of the Company and its subsidiaries, excluding international subsidiaries, are covered by a trusteed, noncontributory defined benefit plan and unfunded postretirement plans that provide medical benefits and life insurance benefits to substantially all employees and their dependents. Certain of the Company's international subsidiaries also sponsor noncontributory defined benefit plans for their employees. The net effect of all benefit plans on the consolidated statement of financial position and statement of earnings for 1997, 1996 and 1995 was immaterial.


Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


3.   Acquisitions

In July 1995, the Company consummated its purchase of certain assets comprising a majority of the reinsurance business of Aachener Ruckversicherungs-Gesellschaft Aktiengesellschaft (the "Aachen Re Business") and its purchase of over 93% of the outstanding shares of Frankona Ruckversicherungs-Aktiengesellschaft ("Frankona Re"). The Aachen Re Business is written primarily on a direct basis and principally consists of auto/motor, fire and life reinsurance of both German and non-German business. Frankona Re also operates primarily on a direct basis, and its written premium principally consists of aviation, auto/motor, fire and life reinsurance of both German and non-German business.

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

             (In millions)

             Assets acquired, excluding goodwill
               and present value of future profits         $ 7,729
             Goodwill                                          583
             Present value of future profits                   146
             Liabilities assumed                            (7,436)
                                                           -------
             Total purchase price                          $ 1,022
                                                           =======

Goodwill is being amortized using the straight-line method over a 20 year period and the present value of future profits on the life reinsurance business is being amortized using the interest method over the duration of the related life business, approximately 20 years, as the premiums on the life reinsurance business are recognized. Funding for these acquisitions is described in Note 7.

During  1997  and  1996,  the  Company   continued  to  purchase  the  remaining
outstanding shares of Frankona Re held by minority shareholders. Effective December 7, 1996, an agreement was entered into with the remaining minority shareholders whereby the Company offered to purchase the remaining outstanding shares at a stipulated price and guaranteed a specified compensation payment. The Company paid cash of $69 million in 1997 for shares acquired from the minority shareholders, and the purchase of these shares has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the net assets acquired of approximately $40 million was recognized as goodwill and is being amortized over the remaining initial goodwill amortization period. Minority shareholders who elected not to redeem their outstanding shares under this agreement will receive a stated future annual dividend and forfeited their right to participate in the future net earnings of Frankona Re. As of December 31, 1997, the Company owns approximately 99% of the outstanding shares of Frankona Re.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.   Investments

The cost, fair value and gross unrealized gains and losses of fixed maturity securities, equity securities, short-term investments and other invested assets were as follows:

                                                                                     December 31, 1997
                                                                        -------------------------------------------
                                                                                     Gross        Gross
                                                                                   Unrealized  Unrealized   Fair
             (In millions)                                                Cost       Gains        Losses    Value
                                                                        -------------------------------------------
             Fixed maturity securities:
                U.S. government                                          $   561     $   17       $ 1      $   577
                International government                                   2,457        120         3        2,574
                Tax-exempt                                                 5,542        345         -        5,887
                Corporate                                                  3,342        107         9        3,440
                U.S. mortgage-backed                                       1,391         40         3        1,428
                International mortgage-backed                                865         45         -          910
                                                                         -------     ------       ---      -------
               Total fixed maturity securities                            14,158        674        16       14,816
             Equity securities                                             1,982        579        48        2,513
             Short-term investments                                          661          -         -          661
             Other invested assets                                           353          -         -          353
                                                                         -------     ------       ---      -------
             Total investments                                           $17,154     $1,253       $64      $18,343
                                                                         =======     ======       ===      =======

                                                                                     December 31, 1996
                                                                        -------------------------------------------
                                                                                     Gross        Gross
                                                                                   Unrealized  Unrealized   Fair
             (In millions)                                                Cost       Gains        Losses    Value
                                                                        -------------------------------------------
             Fixed maturity securities:
                U.S. government                                          $   514       $  3       $ 2      $   515
                International government                                   2,281         91         1        2,371
                Tax-exempt                                                 5,830        279         8        6,101
                Corporate                                                  2,541         69         7        2,603
                U.S. mortgage-backed                                         912         18         7          923
                International mortgage-backed                              1,010         49         -        1,059
                                                                         -------       ----       ---      -------
                Total fixed maturity securities                           13,088        509        25       13,572
             Equity securities                                             1,988        352        37        2,303
             Short-term investments                                          339          -         -          339
             Other invested assets                                           265          -         -          265
                                                                         -------       ----       ---      -------
             Total investments                                           $15,680       $861       $62      $16,479
                                                                         =======       ====       ===      =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.   Investments (continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 1997 are summarized, by stated maturity, as follows:

                                                                                           Fair
             (In millions)                                                      Cost       Value
                                                                              --------------------
             Maturity:
               Due in 1998                                                     $   341    $   347
               Due in 1999-2002                                                  3,055      3,123
               Due in 2003-2007                                                  3,578      3,753
               Due after 2007                                                    4,928      5,255
                                                                               -------    -------
                                                                                11,902     12,478
             Mortgage-backed securities                                          2,256      2,338
                                                                               -------    -------
             Total fixed maturity securities                                   $14,158    $14,816
                                                                               =======    =======

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of investment income are summarized as follows:

                                                                      Year ended December 31,
                                                                    ----------------------------
             (In millions)                                           1997       1996       1995
                                                                    ----------------------------
             Gross investment income:
                  Fixed maturity securities                          $773       $737       $581
                  Equity securities                                    63         45         32
                  Short-term investments                               28         19         28
                  Securities and indebtedness of related parties       18         21         20
                  Other                                                41         35         30
                                                                     ----       ----       ----
                                                                      923        857        691
             Investment expenses                                       13         20         15
                                                                     ----       ----       ----
             Net investment income                                   $910       $837       $676
                                                                     ====       ====       ====

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.   Investments (continued)

The Company's sales proceeds and realized gains and losses on securities are summarized as follows:

                                                                           Year ended December 31,
                                                                     ----------------------------------
          (In millions)                                                1997          1996        1995
                                                                     ----------------------------------
          Sales proceeds from fixed maturity securities               $4,494        $4,896      $4,432
                                                                      ======        ======      ======

          Net realized gains on investments  before income taxes:
            Fixed maturiy securities:
               Gross realized gains                                     $119          $108        $114
               Gross realized losses                                     (18)          (36)        (29)
            Equity securities:
               Gross realized gains                                      285           201         154
               Gross realized losses                                     (83)          (50)        (48)
                                                                        ----          ----        ----
            Total net realized gains before income taxes                 303           223         191
          Provision for income taxes                                     110            79          67
                                                                        ----          ----        ----
          Net realized gains on investments, after income taxes         $193          $144        $124
                                                                        ====          ====        ====

The change in net unrealized gains (losses), before income tax, on fixed maturity securities was $174 million, $(91) million and $782 million in 1997, 1996 and 1995, respectively; the corresponding amounts for equity securities were $216 million, $206 million and $153 million in 1997, 1996 and 1995, respectively.

At December 31, 1997 and 1996, the Company had investments in fixed maturity securities with a carrying amount of $565 million and $563 million, respectively, on deposit with state insurance departments to satisfy regulatory requirements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


5.   Claims and Claim Expenses

The table below provides a reconciliation of the beginning and ending claims and claim expense liabilities, net of reinsurance.

                                                                                  Year ended December 31,
                                                                          --------------------------------------
             (In millions)                                                   1997           1996          1995
                                                                          --------------------------------------
             Liability balances at January 1                               $10,869        $11,145       $ 6,020
             Reinsurance recoverables on unpaid claims
               and claim expenses                                            1,411          1,794           949
                                                                           -------        -------       -------
             Net balances at January 1                                       9,458          9,351         5,071
                                                                           -------        -------       -------

             Incurred claims and claim expenses related to:
               Current year                                                  2,449          2,763         2,638
               Prior years                                                      71            106           104
                                                                           -------        -------       -------
               Total incurred                                                2,520          2,869         2,742
                                                                           -------        -------       -------

             Claims and claim expense payments related to:
               Current year                                                    626            485           295
               Prior years                                                   1,949          1,990         1,426
                                                                           -------        -------       -------
               Total payments                                                2,575          2,475         1,721
                                                                           -------        -------       -------

             Acquired businesses' net unpaid claims
               and claim expenses (See Note 3)                                   -              -         3,313
             Foreign exchange and other                                       (264)          (287)          (54)
                                                                           -------        -------       -------
             Net balances at December 31                                     9,139          9,458         9,351
             Reinsurance recoverables on unpaid claims
               and claim expenses                                            1,822          1,411         1,794
                                                                           -------        -------       -------
             Liability balances at December 31                             $10,961        $10,869       $11,145
                                                                           =======        =======       =======

The Company's liabilities for unpaid claims and claim expenses, net of related reinsurance recoverables, at December 31, 1996, 1995 and 1994, were increased in the following year by $71 million, $106 million and $104 million, respectively, for claims that had occurred on or prior to those balance sheet dates. Those deficiencies resulted principally from settling claims established in earlier accident years for amounts that were more than estimated and due to changes in estimates associated with a lag in receiving underwriting reports from ceding companies that causes development of both premiums and claims, especially as it relates to the international operations.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


5.   Claims and Claim Expenses (continued)

In establishing the liabilities for claims and claim expenses related to asbestos-related illnesses and toxic waste cleanup, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of specific insurance or reinsurance contracts and management can reasonably estimate its liability. In addition, amounts have been established to cover additional exposures on both known and unasserted claims, and estimates of the liabilities are reviewed and updated continually.

The gross liabilities for asbestos-related illness and toxic waste cleanup claims and claim expenses and the related reinsurance recoverables were $462 million and $193 million, respectively, at December 31, 1997. These amounts are management's best estimate, based on currently available information, of future claim and claim expense payments and recoveries that are expected to develop in future years. The Company monitors evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Changing U.S. government regulations and legislation, including continuing Congressional consideration of a Federal Superfund law, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While the Company has recorded its best estimate of its liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net loss, or the range of net loss, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect the Company's results of operations, cash flows and financial position.

No amounts have been established for claims and claim expenses related to Year 2000. The Company is currently monitoring the possibility of claims arising in the future under specific insurance or reinsurance contracts and will establish liabilities, if appropriate, at such time when sufficient information has been developed to indicate a liability has been incurred and can be reasonably estimated. In addition, the Company is evaluating certain actions which can be taken to mitigate the exposure to such losses. It is not possible to estimate with any certainty the future amount of additional net loss, or the range of net loss, that may arise from Year 2000 issues; therefore, there can be no assurance that future liabilities will not materially affect the Company's results of operations, cash flows or financial position.


6.   Income Taxes

The Company's provision for income taxes is summarized as follows:

                                                     Year ended December 31,
                   --------------------------------------------------------------------------------------------
                             1997                             1996                             1995
                   -----------------------         -------------------------         --------------------------
                    United  Inter-                  United  Inter-                    United   Inter-
    (In millions)   States national Total           States national   Total           States  national   Total
                   -----------------------         -------------------------         --------------------------
    Current         $(77)   $ 40     $(37)          $79      $128      $207            $82       $68      $150
    Deferred         172      99      271             7        (1)        6            (22)       (4)      (26)
                    ----    ----     ----           ---      ----      ----            ---       ---      ----
    Total           $ 95    $139     $234           $86      $127      $213            $60       $64      $124
                    ====    ====     ====           ===      ====      ====            ===       ===      ====

The change in the Company's 1997 current and deferred tax provisions relative to 1996 principally reflects the reversal of loss reserve discounting, tax provision adjustments to the 1996 tax return and new life reinsurance agreements entered into in 1997.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


6.   Income Taxes (continued)

Income taxes (recovered) paid by the Company totaled $(53) million, $158 million and $114 million in 1997, 1996 and 1995, respectively.

The Company's effective income tax rate on pre-tax income is lower than the prevailing U.S. corporate federal income tax rate and is summarized as follows:

                                                                        Year ended December 31,
                                                                    -----------------------------
                                                                     1997       1996        1995
                                                                    -----------------------------
             Corporate federal income tax rate                        35%        35%         35%
             Tax-exempt investment income                            (11)       (14)        (19)
             Intercompany dividend payment                             3          4           6
             Other items, net                                          -          2           -
                                                                      --         --          --
             Effective tax rate                                       27%        27%         22%
                                                                      ==         ==          ==

The significant components of the Company's net deferred tax assets and liabilities are summarized as follows:

                                                                                 December 31,
                                                                            --------------------
             (In millions)                                                     1997        1996
                                                                            --------------------
             Deferred tax assets:
                Claim and claim expenses                                     $  324       $ 367
                Unearned premiums                                                89          41
                Foreign tax credit carryforwards                                116          66
                Foreign currency translation                                     41          24
                Accruals not currently deductible                                40          23
                Other                                                            80         175
                                                                             ------       -----
                Total gross deferred tax assets                                 690         696
                Valuation allowance                                              54          66
                                                                             ------       -----
                Total deferred tax assets                                       636         630
                                                                             ------       -----

             Deferred tax liabilities:
                Deferred insurance acquisition costs                            261         153
                Tax reserves in excess of book reserves                         210         198
                Net unrealized gains on investment securities                   443         311
                Contract deposit liabilities                                    204          85
                Present value of future profits                                  44          49
                Other                                                           120         108
                                                                             ------       -----
                Total deferred tax liabilities                                1,282         904
                                                                             ------       -----
             Net deferred tax liability                                      $ (646)      $(274)
                                                                             ======       =====

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


6.   Income Taxes (continued)

A valuation allowance is provided when it is more likely than not that certain deferred tax assets will not be realized. The Company has established a valuation allowance for deferred tax assets associated with foreign tax credit carryforwards that exceed the projected future benefit of such foreign tax credits. The net change in the valuation allowance for deferred tax assets associated with the foreign tax credits was a decrease of $12 million in 1997 and an increase of $3 million in 1996. The 1997 decrease in the valuation allowance is the result of the change in the Company's judgment of the future years' realizability of the deferred tax assets associated with the foreign tax credits. The change in the Company's judgment is a result of additional foreign tax credit capacity attributable to the Company's life insurance subsidiary inclusion in the consolidated federal income tax return of GE Company beginning in 1997.

The Company did not have a payable to (recoverable from) GE Capital Services for income taxes due at December 31, 1997 or 1996.


7.   Borrowings

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

The Company entered into a revolving credit agreement with GE Capital Services on January 1, 1997 for an amount up to $600 million. This unsecured line of credit has an interest rate per annum equal to GE Capital Services' cost of funds for a one-year period. This agreement is automatically extended for successive terms of one year each unless terminated in accordance with the terms of the agreement. No amounts have been drawn on this credit facility.

On October 21, 1997, the Company and a subsidiary of GE Capital Services entered into a revolving credit agreement whereby they are participants in an international cash pooling arrangement on behalf of certain European affiliates of the Company. In such roles, either participant may make short-term loans to the other as part of the cash pooling arrangement. Each such borrowing shall be repayable upon demand, but not to exceed 364 days. This unsecured line of credit has an interest rate per annum equal to GE Capital Services' cost of funds for the currency in which such borrowing is denominated and is available for a term of five years and shall be automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. The total amount drawn on this credit facility by the Company as of December 31, 1997 was $19 million.

Total interest paid in 1997, 1996 and 1995 was $42 million, $29 million and $13 million, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


8.   Supplemental Financial Statement and Reinsurance Data

Insurance premiums written and earned in 1997, 1996 and 1995 and life insurance in force as of December 31, 1997, 1996 and 1995 are summarized as follows:

                                                    Insurance Premiums Written
                                           -----------------------------------------
                                            Property/
            (In millions)                   Casualty         Life            Total
                                           -----------------------------------------
            1997:
              Direct                         $  392         $    4           $  396
              Assumed                         3,778          1,170            4,948
              Ceded                            (677)          (122)            (799)
                                             ------         ------           ------
              Net                            $3,493         $1,052           $4,545
                                             ======         ======           ======

            1996:
              Direct                         $  338         $    3           $  341
              Assumed                         4,118            791            4,909
              Ceded                            (519)          (158)            (677)
                                             ------         ------           ------
              Net                            $3,937         $  636           $4,573
                                             ======         ======           ======

            1995:
              Direct                         $  379         $    3           $  382
              Assumed                         3,126            530            3,656
              Ceded                            (382)           (95)            (477)
                                             ------         ------           ------
              Net                            $3,123         $  438           $3,561
                                             ======         ======           ======

                                                    Insurance Premiums Earned
                                           -----------------------------------------          Life
                                            Property/                                       Insurance
            (In millions)                   Casualty         Life            Total          In Force
                                           -----------------------------------------------------------
            1997:
              Direct                         $  369         $    3           $  372          $  1,865
              Assumed                         3,815          1,058            4,873           266,840
              Ceded                            (661)          (117)            (778)          (54,870)
                                             ------         ------           ------          --------
              Net                            $3,523         $  944           $4,467          $213,835
                                             ======         ======           ======          ========

            1996:
              Direct                         $  339         $    3           $  342          $  1,478
              Assumed                         4,183            787            4,970           196,250
              Ceded                            (507)          (157)            (664)          (32,445)
                                             ------         ------           ------          --------
              Net                            $4,015         $  633           $4,648          $165,283
                                             ======         ======           ======          ========

            1995:
              Direct                         $  374         $    3           $  377          $  1,076
              Assumed                         3,586            520            4,106           208,356
              Ceded                            (514)           (83)            (597)          (34,828)
                                             ------         ------           ------          --------
              Net                            $3,446         $  440           $3,886          $174,604
                                             ======         ======           ======          ========

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


8.   Supplemental Financial Statement and Reinsurance Data (continued)

Claims, claim expenses and policy benefits in 1997, 1996 and 1995 are summarized as follows:

                                                             Property/
         (In millions)                                       Casualty         Life         Total
                                                            --------------------------------------
         1997:
            Direct                                             $  390         $  2         $  392
            Assumed                                             2,611          818          3,429
            Ceded                                                (520)         (41)          (561)
                                                               ------         ----         ------
            Net                                                $2,481         $779         $3,260
                                                               ======         ====         ======

         1996:
            Direct                                             $  346         $  3         $  349
            Assumed                                             3,058          593          3,651
            Ceded                                                (535)         (92)          (627)
                                                               ------         ----         ------
            Net                                                $2,869         $504         $3,373
                                                               ======         ====         ======

         1995:
            Direct                                             $  312         $  3         $  315
            Assumed                                             2,673          357          3,030
            Ceded                                                (336)         (15)          (351)
                                                               ------         ----         ------
            Net                                                $2,649         $345         $2,994
                                                               ======         ====         ======

The Company's insurance company subsidiaries both cede reinsurance to and assume reinsurance from other insurance companies. That portion of the risks exceeding each subsidiary's retention limit is reinsured with other insurers. The Company also acquires other reinsurance coverages with retentions and limits that management believes are appropriate for the circumstances. In the accompanying consolidated financial statements, premiums, claims, claim expenses and policy benefits and deferred insurance acquisition costs are reported net of reinsurance ceded; reinsurance liabilities, unearned premiums and accruals are reported gross of reinsurance ceded.

The Company's insurance company subsidiaries remain liable to their policyholders if their reinsurers are unable to meet their contractual obligations under the applicable reinsurance agreements. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. At December 31, 1997, there was no significant concentration of reinsurance recoverables and prepaid reinsurance premiums due from any one reinsurer.

For financial reinsurance assumed, the Company reports revenue for the risk fees charged for those services. At December 31, 1997, statutory policyholder surplus of the life insurance subsidiaries has been reduced approximately $501 million in connection with financial reinsurance assumed. Such amounts are secured by future profits on the reinsured business. The Company's life insurance subsidiaries are also subject to the risk that the ceding companies may become insolvent, and the right of offset would not be permitted; however, management does not believe such risk is significant.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


9.   Stockholder's Equity

ERC has issued 11,673 shares of $100,000 par value, nonredeemable, voting preferred stock to GE Capital. This preferred stock accrues preferential and cumulative dividends at an annual rate that is the average of the yield on high grade industrial preferred stock and the yield on medium grade industrial preferred stock as of the close of the week preceding December 31, as published by Moody's Investors Service, Inc. ERC may, upon approval by its Board of Directors, redeem the preferred stock, in whole or in part, at 100% of the par value of the preferred stock plus all dividends accrued thereon to the date of redemption. Preferred stock dividends paid by ERC totaled $82 million, $80 million and $93 million in 1997, 1996 and 1995, respectively.

On September 28, 1995, GE Capital Services contributed $300 million to the equity of the Company, and GE Capital purchased 1,500 newly authorized shares of $100,000 par value, nonvoting, cumulative preferred stock of the Company for an aggregate purchase price of $150 million. Dividends on the preferred stock are paid at a rate of 5% per annum if, as and when declared by the Board of Directors of the Company and totaled $8 million, $7 million and $2 million in 1997, 1996 and 1995, respectively.


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

Stockholder's equity and net income, as reported to the domiciliary state insurance departments in accordance with its prescribed or permitted statutory accounting practices, for the Company's domestic insurance subsidiaries are summarized as follows:

                                                                                December 31,
                                                                             -----------------
                 (In millions)                                                 1997     1996
                                                                             -----------------
                 Stockholder's equity:
                    ERC                                                       $4,584   $4,309
                    Property and casualty subsidiaries of ERC                    672      657
                    Life and annuity subsidiaries of ERC                       2,176    2,371

                                                                       Year ended December 31,
                                                                     --------------------------
                 (In millions)                                        1997      1996      1995
                                                                     --------------------------
                 Net income:
                    ERC                                               $533      $434      $416
                    Property and casualty subsidiaries of ERC           62        54        53
                    Life and annuity subsidiaries of ERC              (285)      278       108

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


10.  Statutory Accounting Practices (continued)

The payment of stockholder dividends by insurance companies without the prior approval of regulators is limited to formula amounts based on net investment income and/or net income, capital and surplus determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding 12 months. The maximum amount available for the payment of dividends during 1998 by ERC to the Company without prior regulatory approval is $78 million through December 29, 1998, and $458 million thereafter. Of these amounts, $85 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital.

ERC has received written approval from the Missouri Department of Insurance to discount its claim and claim expense liabilities related to long-term disability business. Prescribed statutory accounting practice does permit claim and claim expense liabilities associated with long-term disability to be accounted for on a discounted basis although the Missouri Department of Insurance requires that insurance companies obtain written permission to discount certain claim and claim expense liabilities. Included in the discount recognized for statutory purposes at December 31, 1997 and 1996 is a benefit of $356 million and $348 million, respectively, for long-term disability claim and claim expense liabilities.

The National Association of Insurance Commissioners ("NAIC") has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. At December 31, 1997, each of GE Global's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

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


11.   Contingencies

There are no pending legal proceedings beyond the ordinary course of business that could have a material financial effect on the Company. On October 4, 1997, an arbitration panel ruling was issued relieving the retrocessionaire, St. Paul Fire and Marine Insurance Company, from certain liabilities under specific retrocession agreements relating to disability insurance. As a result, the Company has determined that approximately $38.5 million of previously recorded reinsurance recoverables were not collectible. The Company's reserves were adequate to absorb this loss.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


12.   Fair Value of Financial Instruments

This note discloses fair value information about the Company's financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value. No attempt has been made to estimate the value of anticipated future business or the value of assets or liabilities that are not considered financial instruments. Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. In cases where quoted market prices are not available, fair values are estimated using discounted cash flow or other valuation techniques. These estimates may be subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in the assumptions could significantly affect the estimates. As such, the derived fair value estimates cannot necessarily be substantiated by comparison to independent markets and may differ from the amounts that might be involved in an immediate settlement of the instrument. Fair value disclosures are not required for certain financial instruments, the most significant of these for the Company are the insurance liabilities and related assets, other than financial guarantees and investment contracts.

Certain financial instruments that are reflected in the accompanying financial statement at fair value or for which fair values are disclosed elsewhere in the notes to the financial statements are not included in the following disclosure. The most significant of which are investments, cash, amounts due from related parties, accrued investment income, separate accounts and other receivables and payables. Fair values of other financial instruments have been determined as follows:

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


12.  Fair Value of Financial Instruments (continued)

Information about certain financial instruments that were not carried at fair value at December 31, 1997 and 1996, is shown below:

                                               December 31, 1997                           December 31, 1996
                                  --------------------------------------------  ------------------------------------------
                                                      Assets(liabilities)                      Assets(liabilities)
                                               -------------------------------           ---------------------------------
                                                         Estimated Fair Value                        Estimated Fair Value
                                   Notional     Carrying ---------------------  Notional  Carrying   ---------------------
(In millions)                       Amount       Amount     High       Low       Amount    Amount      High       Low
                                  --------------------------------------------  ------------------------------------------
Assets:
   Purchased options                $    1     $    -      $    -    $    -      $    -  $     -   $     -   $     -

Liabilities:
   Borrowings (b)                      (a)       (575)       (575)     (575)        (a)     (556)     (556)     (556)
   Purchased options                    13         10          30        17          14       10        13         9
   Interest rate swaps                  50          -           -         -           -        -         -         -
   Investment contract benefits        (a)     (1,342)     (1,329)   (1,329)        (a)   (1,643)   (1,664)   (1,664)
   Financial guaranty reinsurance    4,545        (60)        (55)      (75)      5,383      (65)      (60)      (81)
   Performance guarantees,
     principally letters of credit     146        (a)           -        (1)        328      (a)        (1)       (2)
Other firm commitments:
   Currency forwards                 1,067         11          11        11         599        6         6         6
   Cross currency swaps              1,073        192         192       192       1,107       71        71        71
   Letters of credit received          141        (a)           -        (1)        159      (a)         -        (1)

(a)  Not applicable.
(b)  See Note 7.

Foreign currency forward purchase contracts are employed to manage exposures to changes in currency exchange rates. These financial instruments generally are used as hedges of identified assets, liabilities or net functional currency positions.

Cross currency swaps are used by the Company to hedge foreign currency risk on net investment exposure resulting from exchange rate fluctuations in foreign currency denominated assets and liabilities. On a limited basis, and as part of ongoing customer activities, the Company utilizes interest rate swaps and options to minimize its exposure to movements in interest rates and financial markets that have a direct correlation with certain of its reinsurance products.

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to various contracts, but it does not expect the counterparties to fail to meet their obligations given their high credit ratings.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


13.   Segment Information

The Company conducts its operations principally through the following two business segments:

Property and Casualty Insurance/Reinsurance Segment (Property/Casualty)

The domestic property/casualty operations of the Company include reinsurance of most property/casualty lines of business, including general liability, property, workers' compensation and auto liability in the United States, Canada and business written in the United States where the reinsured is outside the United States. In addition, the Company provides insurance and reinsurance for the healthcare industry, conducts excess and surplus lines and direct specialty insurance business and participates in financially oriented reinsurance treaties.

International property/casualty operations are conducted through subsidiaries and branch offices located in Australia, Denmark, England, France, Germany, Hong Kong, Ireland, Italy, Japan, Lebanon, Luxembourg, Malaysia, Mexico, New Zealand, Singapore and Spain, and include reinsurance of property/casualty business in those countries and elsewhere outside the United States and Canada.


Life Reinsurance Segment (Life)

The domestic and international life operations of the Company include reinsurance of life and health insurance and annuity products and participation in financially oriented reinsurance treaties. The international life operations are conducted through subsidiaries and branch offices as detailed above and include reinsurance of life business in those countries and elsewhere outside the United States and Canada.

The following is a summary of industry segment activity :

                                                                           1997 - Industry Segments
                                                                    --------------------------------------
                                                                     Property/
(In millions)                                                        Casualty         Life   Consolidated
                                                                    --------------------------------------
Net premiums written                                                  $ 3,493        $1,052       $ 4,545
                                                                      =======        ======       =======

Net premiums earned                                                   $ 3,523        $  944       $ 4,467
Net investment income                                                     681           229           910
Net realized gains on investments                                         260            43           303
Other revenues                                                             37            67           104
                                                                      -------        ------       -------
Total revenues                                                          4,501         1,283         5,784
                                                                      -------        ------       -------

Claims, claim expenses and policy benefits                              2,481           779         3,260
Insurance acquisition costs                                               883           190         1,073
Other operating costs and expenses                                        407           162           569
                                                                      -------        ------       -------
Total costs and expenses                                                3,771         1,131         4,902
                                                                      -------        ------       -------

Earnings before income taxes                                          $   730        $  152       $   882
                                                                      =======        ======       =======

Total assets - December 31                                            $19,356        $8,176       $27,532
                                                                      =======        ======       =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


13.  Segment Information (continued)

                                                                            1996 - Industry Segments
                                                                    --------------------------------------
                                                                     Property/
(In millions)                                                        Casualty         Life   Consolidated
                                                                    --------------------------------------
Net premiums written                                                  $ 3,937        $  636       $ 4,573
                                                                      =======        ======       =======

Net premiums earned                                                   $ 4,015        $  633       $ 4,648
Net investment income                                                     656           181           837
Net realized gains on investments                                         200            23           223
Other revenues                                                             (1)           44            43
                                                                      -------        ------       -------
Total revenues                                                          4,870           881         5,751
                                                                      -------        ------       -------

Claims, claim expenses and policy benefits                              2,869           504         3,373
Insurance acquisition costs                                               989           117         1,106
Other operating costs and expenses                                        350           142           492
                                                                      -------        ------       -------
Total costs and expenses                                                4,208           763         4,971
                                                                      -------        ------       -------

Earnings before income taxes                                          $   662        $  118       $   780
                                                                      =======        ======       =======

Total assets - December 31                                            $18,880        $6,508       $25,388
                                                                      =======        ======       =======

                                                                            1995 - Industry Segments
                                                                    --------------------------------------
                                                                     Property/
(In millions)                                                        Casualty         Life   Consolidated
                                                                    --------------------------------------
Net premiums written                                                  $ 3,123        $  438       $ 3,561
                                                                      =======        ======       =======

Net premiums earned                                                   $ 3,446        $  440       $ 3,886
Net investment income                                                     519           157           676
Net realized gains on investments                                         162            29           191
Other revenues                                                             15            30            45
                                                                      -------        ------       -------
Total revenues                                                          4,142           656         4,798
                                                                      -------        ------       -------

Claims, claim expenses and policy benefits                              2,649           345         2,994
Insurance acquisition costs                                               761            86           847
Other operating costs and expenses                                        261           135           396
                                                                      -------        ------       -------
Total costs and expenses                                                3,671           566         4,237
                                                                      -------        ------       -------

Earnings before income taxes                                          $   471        $   90       $   561
                                                                      =======        ======       =======

Total assets - December 31                                            $19,991        $5,622       $25,613
                                                                      =======        ======       =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


13.  Segment Information (continued)

The following table is a summary of the Company's business by geographic area. Allocations to the domestic geographic area include business related to the United States and Canada, as well as business written in the United States where the reinsured is outside the United States. International business includes business written by subsidiaries located outside the United States, predominantly in Europe.

                                                                             Geographic Area
                                                           ------------------------------------------------
(In millions)                                               Domestic         International    Consolidated
                                                           ------------------------------------------------
1997:
   Revenues                                                 $ 2,943              $ 2,841          $ 5,784
   Earnings before income taxes                                 566                  316              882
   Identifiable assets at December 31                        16,622               10,910           27,532

1996:
   Revenues                                                 $ 2,692              $ 3,059          $ 5,751
   Earnings before income taxes                                 442                  338              780
   Identifiable assets at December 31                        13,659               11,729           25,388

1995:
   Revenues                                                 $ 2,936              $ 1,862          $ 4,798
   Earnings before income taxes                                 399                  162              561
   Identifiable assets at December 31                        12,777               12,836           25,613


14.   Unaudited Quarterly Financial Data

Summarized quarterly financial results and other data were as follows in 1997 and 1996:

                                                                     Year ended December 31, 1997
                                                           ------------------------------------------------
                                                             First        Second        Third      Fourth
(In millions)                                               Quarter       Quarter      Quarter     Quarter
                                                           ------------------------------------------------
Net premiums earned                                         $1,344        $1,214       $  996       $  913
Net investment income                                          224           211          242          233
Total costs and expenses                                     1,443         1,322        1,143          994
Net earnings                                                   158           155          167          168

                                                                     Year ended December 31, 1996
                                                           ------------------------------------------------
                                                             First        Second        Third      Fourth
(In millions)                                               Quarter       Quarter      Quarter     Quarter
                                                           ------------------------------------------------
Net premiums earned                                         $1,236        $1,052       $1,075       $1,285
Net investment income                                          203           211          206          217
Total costs and expenses                                     1,331         1,129        1,150        1,361
Net earnings                                                   136           134          146          151

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


15.   Subsequent Event

On January 6, 1998, the Company purchased for $235 million the assets and assumed the renewal rights of Industrial Risk Insurers ("IRI"), a leader in providing highly protected risk property insurance. The business underwritten through IRI will be managed by a joint venture formed between the Company and The Hartford Steam Boiler Inspection and Insurance Company ("HSB") as stipulated by a management agreement. IRI will write business utilizing the licensing authority of HSB and the business underwritten will be subsequently allocated to HSB and the Company in accordance with certain reinsurance agreements between HSB and the Company. In conjunction with this acquisition, the Company purchased $300 million of 7% convertible capital securities from a Delaware business trust formed by HSB's parent, HSB Group, Inc., to provide capital for HSB to support the anticipated increase in gross premiums written associated with the IRI business.

                          Financial Statement Schedules

                                                                                                     Schedule II

                               GE GLOBAL INSURANCE HOLDING CORPORATION
                                          AND SUBSIDIARIES

                            Condensed Financial Information of Registrant
                                          (Parent Company)

                                        Statement of Earnings


                                                                            Year ended December 31,
                                                                        --------------------------------
(In millions)                                                            1997        1996          1995
                                                                        --------------------------------
Revenues
Net investment income                                                    $  -        $  -          $  1
Equity in undistributed earnings                                          387         472           384
Dividends from subsidiaries                                               298         123            63
                                                                         ----        ----          ----
Total revenues                                                            685         595           448
                                                                         ----        ----          ----

Costs and Expenses
Interest expense                                                           42          42            16
Other operating costs and expenses                                         15           1             -
                                                                         ----        ----          ----
Total costs and expenses                                                   57          43            16
                                                                         ----        ----          ----

Earnings before income taxes                                              628         552           432

Provision for income taxes                                                (20)        (15)           (5)
                                                                         ----        ----          ----

Net earnings                                                             $648        $567          $437
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


See Notes to Condensed Financial Information of Registrant.

                                                                                                     Schedule II

                               GE GLOBAL INSURANCE HOLDING CORPORATION
                                          AND SUBSIDIARIES

                      Condensed Financial Information of Registrant (continued)
                                          (Parent Company)

                                   Statement of Financial Position


                                                                             December 31,
                                                                       ------------------------
(In millions)                                                            1997            1996
                                                                       ------------------------
Assets
Investments in subsidiaries                                             $5,899          $5,314
Short-term investments, at amortized cost                                   40               7
Other assets                                                                 7              22
                                                                        ------          ------

Total assets                                                            $5,946          $5,343
                                                                        ======          ======

Liabilities and equity
Other liabilities                                                       $   16          $   27
Long-term borrowings                                                       556             556
                                                                        ------          ------
   Total liabilities                                                       572             583
                                                                        ------          ------

Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                                     5               5
Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                                   150             150
Paid-in capital                                                            845             845
Unrealized gains on subsidiary's investments                               746             500
Foreign currency translation adjustments                                   (32)             15
Retained earnings                                                        3,660           3,245
                                                                        ------          ------
   Total stockholder's equity                                            5,374           4,760
                                                                        ------          ------

Total liabilities and equity                                            $5,946          $5,343
                                                                        ======          ======


See Notes to Condensed Financial Information of Registrant.

                                                                                                     Schedule II

                                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                               AND SUBSIDIARIES

                            Condensed Financial Information of Registrant (continued)
                                               (Parent Company)

                                            Statement of Cash Flows


                                                                        Year ended December 31,
                                                                      ----------------------------
(In millions)                                                          1997       1996       1995
                                                                      ----------------------------
Cash Flows From Operating Activities
Net earnings                                                           $648       $567    $   437
Adjustments to reconcile net earnings to cash
   from operating activities:
     Equity in undistributed earnings                                  (387)      (472)      (384)
     Other, net                                                           5          -          4
                                                                       ----       ----    -------
   Cash from operating activities                                       266         95         57
                                                                       ----       ----    -------

Cash Flows From Investing Activities
Net (purchases) sales of short-term investments                         (33)        14        (21)
Investment in subsidiary                                                  -          -     (1,055)
                                                                       -----      ----    -------
   Cash from (used for) investing activities                            (33)        14     (1,076)
                                                                       -----      ----    -------

Cash Flows From Financing Activities
Proceeds from short-term borrowings                                       -          -        600
Principal payments on short-term borrowings                               -       (600)         -
Proceeds from long-term borrowings                                        -        556          -
Contribution to capital                                                   -          -        300
Proceeds from issuance of preferred stock                                 -          -        150
Dividends paid                                                         (233)       (65)       (31)
                                                                       ----       ----    -------
   Cash from (used for) financing activities                           (233)      (109)     1,019
                                                                       ----       ----    -------

Increase (decrease) in cash                                               -          -          -
Cash at beginning of year                                                 -          -          -
                                                                       ----       ----    -------

Cash at end of year                                                    $  -       $  -    $     -
                                                                       ====       ====    =======


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

The accompanying financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

                                                                                                     Schedule III

                                             GE GLOBAL INSURANCE HOLDING CORPORATION
                                                        AND SUBSIDIARIES

                                              Supplementary Insurance Information


    Column A                Column B         Column C             Column D      Column E        Column F
-----------------------------------------------------------------------------------------------------------
                            Deferred
                           Insurance     Claims and Claim                      Accumulated          Net
                          Acquisition   Expenses and Future       Unearned       Contract         Premiums
(In millions)                Costs        Policy Benefits         Premiums        Values           Earned
                         ----------------------------------------------------------------------------------
December 31, 1997:
   Property/Casualty          $266            $10,936              $1,126         $    -            $3,523
   Life                        578              1,629                 118          2,305               944
                              ----            -------              ------         ------            ------
   Total                      $844            $12,565              $1,244         $2,305            $4,467
                              ====            =======              ======         ======            ======

December 31, 1996:
   Property/Casualty          $244            $10,869              $1,161         $    -            $4,015
   Life                        251                831                   9          1,643               633
                              ----            -------              ------         ------            ------
   Total                      $495            $11,700              $1,170         $1,643            $4,648
                              ====            =======              ======         ======            ======

December 31, 1995:
   Property/Casualty          $303            $11,145              $1,322         $    -            $3,446
   Life                        171                719                   6          1,809               440
                              ----            -------              ------         ------            ------
   Total                      $474            $11,864              $1,328         $1,809            $3,886
                              ====            =======              ======         ======            ======

                            Column G         Column H             Column I       Column J         Column K
                          ----------------------------------------------------------------------------------

                                                                Amortization             Other
                              Net          Claims, Claim         of Deferred           Operating
                           Investment   Expenses and Policy       Insurance              Costs        Net
(In millions)                Income           Benefits           Acquisition              and      Premiums
                                                                    Costs               Expenses    Written
                          ----------------------------------------------------------------------------------
December 31, 1997:
   Property/Casualty          $681            $ 2,481              $  883                $  407      $3,493
   Life                        229                779                 190                   162
                              ----            -------              ------                ------
   Total                      $910            $ 3,260              $1,073                $  569
                              ====            =======              ======                ======

December 31, 1996:
   Property/Casualty          $656            $ 2,869              $  989                $  350      $3,937
   Life                        181                504                 117                   142
                              ----            -------              ------                -------
   Total                      $837            $ 3,373              $1,106                $  492
                              ====            =======              ======                ======

December 31, 1995:
   Property/Casualty          $519            $ 2,649              $  761                $  261      $3,123
   Life                        157                345                  86                   135
                              ----            -------              ------                ------
   Total                      $676            $ 2,994              $  847                $  396
                              ====            =======              ======                ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       GE GLOBAL INSURANCE HOLDING CORPORATION

March 25, 1998                                         By:                /s/ Robert J. Dellinger
                                                          -------------------------------------------------------
                                                                            Robert J. Dellinger
                                                             Senior Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

              Signatures                                           Title                                   Date
              ----------                                           -----                                   ----

            /s/ KAJ AHLMANN             President, Chief Executive Officer and Director               March 25, 1998
---------------------------------------
              Kaj Ahlmann               (Principal Executive Officer)

        /s/ ROBERT J. DELLINGER         Senior Vice President, Chief Financial Officer and Director   March 25, 1998
---------------------------------------
          Robert J. Dellinger           (Principal Financial and Accounting Officer)

           /s/ GARY C. WENDT            Chairman                                                      March 25, 1998
---------------------------------------
             Gary C. Wendt

          /s/ JAMES A. PARKE            Director                                                      March 25, 1998
---------------------------------------
            James A. Parke

         /s/ JOHN M. CONNELLY           Senior Vice President, General Counsel and Director           March 25, 1998
---------------------------------------
           John M. Connelly