Form 10-Q
period 1998-03-28
GE GLOBAL INSURANCE HOLDING CORP
filed 1998-05-12
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 28, 1998
                                                  --------------

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


                                 ---------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

At April 30, 1998, 1,000 shares of common stock with a par value of $5,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                     TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----

PART I - FINANCIAL INFORMATION.

Item 1.             Financial Statements.................................................1

Item 2.             Management's Discussion and Analysis of Results of Operations........5

Exhibit 12.         Computation of Ratio of Earnings to Fixed Charges....................7


PART II - OTHER INFORMATION.

Item 6.             Exhibits and Reports on Form 8-K.....................................8

Signatures.         .....................................................................9

Index to Exhibits.  ....................................................................10

                                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   GE GLOBAL INSURANCE HOLDING CORPORATION
                                              AND SUBSIDIARIES

                      Condensed, Consolidated Statement of Current and Retained Earnings

                                                (Unaudited)


                                                                                  Three months ended
                                                                         ------------------------------------
(In millions)                                                            March 28, 1998        March 29, 1997
                                                                         --------------        --------------

Revenues
Net premiums written                                                         $1,444               $1,409
                                                                             ======               ======

Net premiums earned                                                          $1,207               $1,344
Net investment income                                                           236                  224
Net realized gains on investments                                               124                   88
Other revenues                                                                   28                   13
                                                                             ------               ------
Total revenues                                                                1,595                1,669
                                                                             ------               ------

Costs and Expenses
Claims, claim expenses and policy benefits                                      848                1,055
Insurance acquisition costs                                                     308                  248
Other operating costs and expenses                                              127                  119
Minority interest in net earnings of
   consolidated subsidiaries                                                     21                   21
                                                                             ------               ------
Total costs and expenses                                                      1,304                1,443
                                                                             ------               ------

Earnings before income taxes                                                    291                  226


Provision for income taxes                                                       86                   68
                                                                             ------               ------

Net earnings                                                                    205                  158
Dividends on preferred stock                                                     (2)                  (2)
Retained earnings at beginning of period                                      3,660                3,245
                                                                             ------               ------

Retained earnings at end of period                                           $3,863               $3,401
                                                                             ======               ======


See Notes to Condensed, Consolidated Financial Statements.

                                   GE GLOBAL INSURANCE HOLDING CORPORATION
                                              AND SUBSIDIARIES

                           Condensed, Consolidated Statement of Financial Position


(In millions)                                                            March 28, 1998     December 31, 1997
                                                                         --------------     -----------------
                                                                          (Unaudited)

Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value              $14,768              $14,816
   Equity securities, at fair value                                           2,790                2,513
   Other invested assets                                                        711                1,014
                                                                            -------              -------
   Total investments                                                         18,269               18,343

Cash                                                                            340                  269
Premiums receivable                                                           2,313                2,279
Other receivables                                                             1,264                1,189
Reinsurance recoverables                                                      3,030                2,791
Deferred insurance acquisition costs                                            941                  844
Other assets                                                                  2,084                1,817
                                                                            -------              -------

Total assets                                                                $28,241              $27,532
                                                                            =======              =======

Liabilities and equity
Claims and claim expenses                                                   $10,957              $10,961
Accumulated contract values                                                   2,312                2,305
Future policy benefits for life and health contracts                          1,650                1,604
Unearned premiums                                                             1,599                1,244
Other reinsurance balances                                                    1,246                1,125
Other liabilities                                                             3,018                3,186
Long-term borrowings                                                            556                  556
                                                                            -------              -------
   Total liabilities                                                         21,338               20,981
                                                                            -------              -------

Minority interest in equity of consolidated subsidiaries                      1,176                1,177
                                                                            -------              -------


Common stock                                                                      5                    5
Preferred stock                                                                 150                  150
Paid-in capital                                                                 845                  845
Accumulated non-owner changes in equity                                         864                  714
Retained earnings                                                             3,863                3,660
                                                                            -------              -------
   Total stockholder's equity                                                 5,727                5,374
                                                                            -------              -------

Total liabilities and equity                                                $28,241              $27,532
                                                                            =======              =======


See Notes to Condensed, Consolidated Financial Statements.

                                   GE GLOBAL INSURANCE HOLDING CORPORATION
                                              AND SUBSIDIARIES

                               Condensed, Consolidated Statement of Cash Flows

                                                (Unaudited)


                                                                                  Three months ended
                                                                         ------------------------------------
(In millions)                                                            March 28, 1998        March 29, 1997
                                                                         --------------        --------------

Cash from operating activities                                                $ 146              $   203
                                                                              -----              -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                                   (900)              (1,361)
   Sales                                                                        766                1,135
   Maturities                                                                   145                  182
Equity securities:
   Purchases                                                                   (325)                (298)
   Sales                                                                        388                  286
Net (purchases) sales of short-term investments                                 307                 (345)
Cash paid for acquisitions and in force
   reinsurance transactions                                                    (143)                   -
Other investing activities                                                        2                  (21)
                                                                              -----              -------
   Cash from (used for) investing activities                                    240                 (422)
                                                                              -----              -------

Cash Flows From Financing Activities
Change in contract deposits                                                    (324)                  41
Net contract accumulation receipts (payments)                                    20                   (9)
Proceeds from short-term borrowings                                              51                    -
Dividends paid                                                                   (2)                  (2)
                                                                              -----              -------
   Cash from (used for) financing activities                                   (255)                  30
                                                                              -----              -------

Effect of exchange rate changes on cash                                         (60)                 (65)
                                                                              -----              -------

Increase (decrease) in cash                                                      71                 (254)
Cash at beginning of period                                                     269                  377
                                                                              -----              -------
Cash at end of period                                                         $ 340              $   123
                                                                              =====              =======


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

3. Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of January 1, 1998. This statement requires reporting of changes in share owners' equity that do not result directly from transactions with share owners. An analysis of these changes follows:


                                                      Three months ended
                                               ---------------------------------
         (In millions)                         March 28, 1998     March 29, 1997
                                               --------------     --------------

         Net earnings                               $205               $ 158
         Unrealized gains on investment
            securities                               187                (143)
         Foreign currency translation
            adjustments                              (37)                (63)
                                                    ----               -----

         Total                                      $355               $ (48)
                                                    ====               =====

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first three months of 1998 were $205 million, a $47 million increase over the first three months of 1997, reflecting a higher level of net realized gains on investments, increased investment income due to continued growth in the investment portfolios and growth in underwriting origination volume, including investment-related life and financial reinsurance products whose fee income is classified as other revenues.

The Company's two primary business segments are property and casualty insurance/reinsurance and life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices. As reflected below, the continued strengthening of the U.S. dollar during 1998 impacted individual operating line items, however, the overall impact on net earnings was not significant.

Property and casualty insurance/reinsurance (P&C) is the largest of the two business segments. Typically, the underwriting performance of P&C business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first three months of 1998, the P&C combined ratio was 101.3% compared to 102.9% for the same period in 1997. The lower combined ratio primarily reflects a general improvement in incurred loss development caused by a decline in both the frequency and severity of claims. Earnings before income taxes from P&C operations increased $52 million in the first three months of 1998, primarily due to an increase in net realized gains on investments and the decrease in the combined ratio.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues include life insurance premiums, net investment income, net realized gains on investments and fee income from certain investment-related products. For the first three months of 1998, the life operations generated revenues and earnings before income taxes of $359 million and $37 million, respectively, compared to $429 million and $24 million, respectively, for the same period in 1997. The $70 million decrease in revenues primarily reflects two significant quota share reinsurance contracts entered into in 1997 that did not recur in 1998. The primary reasons for the $13 million increase in earnings before income taxes are an increase in net investment income and in fees generated from investment-related life reinsurance products and financial reinsurance transactions.


Operating Results

Net premiums written increased $35 million or 2% over the first three months of 1997, primarily attributable to new P&C business written associated with the acquisition of the renewal rights of business from Industrial Risk Insurers ("IRI") and Coregis Insurance Company ("Coregis"). This increase was partially offset by two significant life quota share reinsurance contracts obtained in 1997 that did not recur in 1998 and the impact of foreign currency translation.

Net premiums earned decreased $137 million or 10% over the first three months of 1997, primarily attributable to two significant life quota share reinsurance contracts obtained in 1997 that did not recur in 1998 and the impact of foreign currency translation. This decrease was partially offset by the new business associated with IRI and Coregis. The decrease in net premiums earned does not coincide with the increase in net premiums written due to a change in the product mix of P&C and life business and the fundamental difference in the earned premium recognition policies between P&C and life business.

Net investment income increased $12 million or 5% over the first three months of
1997,  primarily   attributable  to  the  continued  growth  in  the  investment portfolios, partially offset by the impact of foreign currency translation.

Net realized gains on investments increased $36 million or 41% over the first three months of 1997, primarily due to restructuring certain investment portfolios and capitalizing on favorable market conditions that existed in 1998.

Other  revenues  increased  $15  million  over the first  three  months of 1997,
primarily   attributable   to  fees  generated  from   investment-related   life
reinsurance products and financial reinsurance transactions.

Claims, claim expenses and policy benefits decreased $207 million or 20% over the first three months of 1997 compared to a 10% decrease in net premiums earned. The decrease in claims, claim expenses and policy benefits was greater than the decrease in net premiums earned primarily due to a change in the product mix of business related to the decrease in life reinsurance business which incorporated a high loss ratio and low commission ratio.

Insurance acquisition costs increased $60 million or 24% over the first three months of 1997 compared to a 10% decrease in net premiums earned. The increase in the insurance acquisition costs compared to the decrease in net premiums earned was primarily due to a change in the product mix of business. Specifically, the 1997 period included a relatively higher proportion of life reinsurance business which incorporated a low commission ratio and a high loss ratio.

Other operating costs and expenses increased $8 million or 7% over the first three months of 1997. The increase primarily reflects operating costs associated with the Company's acquisition of the business related to IRI and Coregis, partially offset by the impact of foreign currency translation.

Provision for income taxes was $86 million for the first three months of 1998 (an effective tax rate of 29.6%), compared to $68 million for the first three months of 1997 (an effective tax rate of 30.1%). The decrease in the 1998 effective tax rate primarily reflects decreased taxes on foreign earnings, substantially offset by a change in the relative levels of net realized gains on investments subject to statutory rates.

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


                           GE GLOBAL INSURANCE HOLDING CORPORATION
                           ---------------------------------------
                                         (Registrant)



Date:  May 12, 1998        By:              /s/ ROBERT J. DELLINGER
                               -------------------------------------------------
                                              Robert J. Dellinger
                               Senior Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                                Index to Exhibits


Exhibit No.                                                                 Page
-----------                                                                 ----

    12       Computation of ratio of earnings to fixed charges................7

    27       Financial Data Schedule (filed electronically only)