Form 10-Q
period 1998-06-27
GE GLOBAL INSURANCE HOLDING CORP
filed 1998-08-04
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 27, 1998
                                                  -------------

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


                                 ---------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

At July 31, 1998, 1,000 shares of common stock with a par value of $5,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                     TABLE OF CONTENTS


                                                                                                                                Page
                                                                                                                                ----

PART I - FINANCIAL INFORMATION.

Item 1.             Financial Statements..........................................................................................1

Item 2.             Management's Discussion and Analysis of Results of Operations.................................................5

Exhibit 12.         Computation of Ratio of Earnings to Fixed Charges.............................................................7


PART II - OTHER INFORMATION.

Item 6.             Exhibits and Reports on Form 8-K..............................................................................8

Signatures.         ..............................................................................................................9

Index to Exhibits.  .............................................................................................................10

                                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                               GE GLOBAL INSURANCE HOLDING CORPORATION
                                                           AND SUBSIDIARIES

                                 Condensed, Consolidated Statement of Current and Retained Earnings

                                                             (Unaudited)


                                                        Three months ended                                   Six months ended
                                                 -------------------------------                     -------------------------------
(In millions)                                    June 27, 1998     June 28, 1997                     June 27, 1998     June 28, 1997
                                                 -------------     -------------                     -------------     -------------

Revenues
Net premiums written                                 $1,396            $1,183                            $2,840            $2,592
                                                     ======            ======                            ======            ======

Net premiums earned                                  $1,434            $1,214                            $2,641            $2,558
Net investment income                                   234               211                               470               435
Net realized gains on investments                        92               100                               216               188
Other revenues                                           33                22                                61                35
                                                     ------            ------                            ------            ------
Total revenues                                        1,793             1,547                             3,388             3,216
                                                     ------            ------                            ------            ------

Costs and Expenses
Claims, claim expenses and policy benefits            1,025               879                             1,873             1,934
Insurance acquisition costs                             354               304                               662               552
Other operating costs and expenses                      126               118                               253               237
Minority interest in net earnings of
   consolidated subsidiaries                             22                21                                43                42
                                                     ------            ------                            ------            ------
Total costs and expenses                              1,527             1,322                             2,831             2,765
                                                     ------            ------                            ------            ------

Earnings before income taxes                            266               225                               557               451


Provision for income taxes                               70                70                               156               138
                                                     ------            ------                            ------            ------

Net earnings                                            196               155                               401               313
Dividends on preferred stock                             (2)               (2)                               (4)               (4)
Retained earnings at beginning of period              3,863             3,401                             3,660             3,245
                                                     ------            ------                            ------            ------

Retained earnings at end of period                   $4,057            $3,554                            $4,057            $3,554
                                                     ======            ======                            ======            ======


See Notes to Condensed, Consolidated Financial Statements.

                                               GE GLOBAL INSURANCE HOLDING CORPORATION
                                                           AND SUBSIDIARIES

                                       Condensed, Consolidated Statement of Financial Position


(In millions)                                                                                    June 27, 1998     December 31, 1997
                                                                                                 -------------     -----------------
                                                                                                  (Unaudited)

Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value                                      $14,949             $14,816
   Equity securities, at fair value                                                                   2,834               2,513
   Other invested assets                                                                                778               1,014
                                                                                                    -------             -------
   Total investments                                                                                 18,561              18,343

Cash                                                                                                    260                 269
Premiums receivable                                                                                   2,557               2,279
Other receivables                                                                                     1,341               1,189
Reinsurance recoverables                                                                              2,963               2,791
Deferred insurance acquisition costs                                                                    986                 844
Other assets                                                                                          2,058               1,817
                                                                                                    -------             -------

Total assets                                                                                        $28,726             $27,532
                                                                                                    =======             =======

Liabilities and equity
Claims and claim expenses                                                                           $10,860             $10,961
Accumulated contract values                                                                           2,294               2,305
Future policy benefits for life and health contracts                                                  1,706               1,604
Unearned premiums                                                                                     1,567               1,244
Other reinsurance balances                                                                            1,681               1,125
Other liabilities                                                                                     2,949               3,186
Long-term borrowings                                                                                    556                 556
                                                                                                    -------             -------
   Total liabilities                                                                                 21,613              20,981
                                                                                                    -------             -------

Minority interest in equity of consolidated subsidiaries                                              1,177               1,177
                                                                                                    -------             -------


Common stock                                                                                              5                   5
Preferred stock                                                                                         150                 150
Paid-in capital                                                                                         845                 845
Accumulated non-owner changes in equity                                                                 879                 714
Retained earnings                                                                                     4,057               3,660
                                                                                                    -------             -------
   Total stockholder's equity                                                                         5,936               5,374
                                                                                                    -------             -------

Total liabilities and equity                                                                        $28,726             $27,532
                                                                                                    =======             =======


See Notes to Condensed, Consolidated Financial Statements.

                                               GE GLOBAL INSURANCE HOLDING CORPORATION
                                                           AND SUBSIDIARIES

                                           Condensed, Consolidated Statement of Cash Flows

                                                             (Unaudited)


                                                                                                           Six months ended
                                                                                                 -----------------------------------
(In millions)                                                                                    June 27, 1998         June 28, 1997
                                                                                                 -------------         -------------

Cash from operating activities                                                                      $   218               $   379
                                                                                                    -------               -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                                                         (2,178)               (3,481)
   Sales                                                                                              1,720                 2,534
   Maturities                                                                                           379                   315
Equity securities:
   Purchases                                                                                           (585)                 (614)
   Sales                                                                                                676                   611
Net (purchases) sales of short-term investments                                                         251                  (275)
Cash paid for acquisitions and in force
   reinsurance transactions                                                                            (143)                    -
Other investing activities                                                                               (9)                  (38)
                                                                                                    -------               -------
   Cash from (used for) investing activities                                                            111                  (948)
                                                                                                    -------               -------

Cash Flows From Financing Activities
Change in contract deposits                                                                            (367)                  435
Net contract accumulation receipts (payments)                                                           (10)                   46
Proceeds from short-term borrowings                                                                      15                     -
Dividends paid                                                                                           (4)                   (4)
                                                                                                    -------               -------
   Cash from (used for) financing activities                                                           (366)                  477
                                                                                                    -------               -------

Effect of exchange rate changes on cash                                                                  28                  (100)
                                                                                                    -------               -------

Increase (decrease) in cash                                                                              (9)                 (192)
Cash at beginning of period                                                                             269                   377
                                                                                                    -------               -------
Cash at end of period                                                                               $   260               $   185
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

3. Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of January 1, 1998. This statement requires reporting of changes in share owners' equity that do not result directly from transactions with share owners. An analysis of these changes follows:


                                                         Six months ended
                                                 -------------------------------
         (In millions)                           June 27, 1998     June 28, 1997
                                                 -------------     -------------

         Net earnings                                 $401              $313
         Unrealized gains on investment
            securities                                 174               106
         Foreign currency translation
            adjustments                                 (9)              (45)
                                                      ----              ----

         Total                                        $566              $374
                                                      ====              ====

4. On July 31, 1998, the Company entered into a stock purchase agreement to acquire 100% of the outstanding shares of Kemper Reinsurance Company, a property and casualty reinsurance company principally doing business through intermediaries. The cash consideration of $463.5 million is expected to be financed by utilizing existing unused credit facilities. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of the acquisition. In anticipation of closing, the Company has transferred $100 million into an escrow account to secure its performance under the stock purchase agreement, which amount will either be credited at closing against the purchase price payment due or forfeited if, in certain circumstances, the Company fails to perform under the terms of the agreement.

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first six months of 1998 was $401 million, an $88 million increase over the first six months of 1997, reflecting growth in underwriting origination volume, including investment-related life and financial reinsurance products whose fee income is classified as other revenues, increased investment income due to continued growth in the investment portfolios and a higher level of net realized gains on investments.

The Company's two primary business segments are property and casualty insurance/reinsurance and life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices. As reflected below, the continued strengthening of the U.S. dollar during 1998 impacted individual operating line items, however, the overall impact on net earnings was not significant.

Property and casualty insurance/reinsurance (P&C) is the larger of the two business segments. Typically, the underwriting performance of P&C business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first six months of 1998, the P&C combined ratio was 100.0% compared to 103.3% for the same period in 1997. The lower combined ratio primarily reflects a general improvement in incurred loss development caused by a decline in both the frequency and severity of claims. Earnings before income taxes from P&C operations increased $110 million in the first six months of 1998, primarily due to the decrease in the combined ratio and an increase in net realized gains on investments.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues include life insurance premiums, net investment income, net realized gains on investments and fee income from certain investment-related products. For the first six months of 1998, the life operations generated revenues and earnings before income taxes of $719 million and $68 million, respectively, compared to $791 million and $72 million, respectively, for the same period in 1997. The decrease in both revenues and earnings before income taxes primarily reflects three significant quota share reinsurance contracts entered into in 1997 that did not recur in 1998.


Operating Results

Net premiums written increased $248 million or 10% over the first six months of 1997, primarily attributable to growth in various product lines, including new P&C business associated with the acquisition of the renewal rights of business from Industrial Risk Insurers ("IRI") and Coregis Insurance Company ("Coregis"). This increase was partially offset by three significant quota share life reinsurance contracts obtained in 1997 that did not recur in 1998 and the impact of foreign currency translation.

Net premiums earned increased $83 million or 3% over the first six months of 1997, primarily attributable to growth in various product lines, including new P&C business associated with IRI and Coregis. This increase was partially offset by three significant quota share life reinsurance contracts obtained in 1997 that did not recur in 1998 and the impact of foreign currency translation. The resulting change in product mix creates a lower proportion of premiums earned to premiums written due to the fundamental difference in the earned premium recognition policies between P&C and life business.

Net investment  income  increased $35 million or 8% over the first six months of
1997,  primarily   attributable  to  the  continued  growth  in  the  investment portfolios, partially offset by the impact of foreign currency translation.

Net realized gains on investments increased $28 million or 15% over the first six months of 1997, primarily due to restructuring certain investment portfolios and capitalizing on favorable market conditions that existed in 1998.

Other  revenues  increased  $26  million  over the  first  six  months  of 1997,
primarily   attributable   to  fees  generated  from   investment-related   life
reinsurance products and financial reinsurance transactions.

Claims, claim expenses and policy benefits decreased $61 million or 3% over the first six months of 1997 which does not correspond with the 3% increase in net premiums earned. This condition is primarily due to the change in product mix related to the decrease in life reinsurance business which incorporated a high loss ratio and low commission ratio, coupled with favorable loss development in certain P&C product lines.

Insurance acquisition costs increased $110 million or 20% over the first six months of 1997 which exceeded the 3% increase in net premiums earned primarily due to the change in life reinsurance product mix toward higher commission business. In addition, the 1997 period included a relatively higher proportion of life reinsurance business which incorporated a low commission ratio and a high loss ratio.

Other operating costs and expenses increased $16 million or 7% over the first six months of 1997. The increase primarily reflects operating costs associated with the Company's acquisition of the business related to IRI and Coregis, partially offset by the impact of foreign currency translation.

Provision for income taxes was $156 million for the first six months of 1998 (an effective tax rate of 28.0%), compared to $138 million for the first six months of 1997 (an effective tax rate of 30.6%). The lower effective tax rate primarily reflects decreased taxes on foreign earnings as a result of additional foreign tax credit capacity attributable to the Company's life insurance subsidiary's inclusion in the consolidated federal income tax return of GE Company beginning in the fourth quarter of 1997.


Subsequent Event

As more  fully  described  in Note 4 of the  Notes  to  Condensed,  Consolidated
Financial Statements, on July 31, 1998, the Company entered into a stock purchase agreement to acquire 100% of the outstanding shares of Kemper Reinsurance Company, a property and casualty reinsurance company principally doing business through intermediaries.

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


                            GE GLOBAL INSURANCE HOLDING CORPORATION
                            ---------------------------------------
                                          (Registrant)



Date:  August 3, 1998       By:             /s/ ROBERT J. DELLINGER
                               -------------------------------------------------
                                              Robert J. Dellinger
                               Senior Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

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