Form 10-Q
period 1998-09-26
GE GLOBAL INSURANCE HOLDING CORP
filed 1998-11-10
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998
                                               ------------------

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


                                 ---------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

At October 31, 1998, 1,000 shares of common stock with a par value of $5,000 were outstanding.

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

                                                          TABLE OF CONTENTS


                                                                                                                                Page
                                                                                                                                ----

PART I - FINANCIAL INFORMATION.

Item 1.             Financial Statements..........................................................................................1

Item 2.             Management's Discussion and Analysis of Results of Operations.................................................6

Exhibit 12.         Computation of Ratio of Earnings to Fixed Charges.............................................................9


PART II - OTHER INFORMATION.

Item 6.             Exhibits and Reports on Form 8-K.............................................................................10

Signatures.         .............................................................................................................11

Index to Exhibits.  .............................................................................................................12

                                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                               GE GLOBAL INSURANCE HOLDING CORPORATION
                                                           AND SUBSIDIARIES

                                 Condensed, Consolidated Statement of Current and Retained Earnings

                                                             (Unaudited)


                                                       Three months ended                                  Nine months ended
                                               ---------------------------------                   ---------------------------------
(In millions)                                  Sept. 26, 1998     Sept. 27, 1997                   Sept. 26, 1998     Sept. 27, 1997
                                               --------------     --------------                   --------------     --------------

Revenues
Net premiums written                               $1,398             $1,016                           $4,238             $3,608
                                                   ======             ======                           ======             ======

Net premiums earned                                $1,269             $  996                           $3,910             $3,554
Net investment income                                 250                242                              720                677
Net realized gains on investments                     158                 74                              374                262
Other revenues                                         35                 49                               96                 84
                                                   ------             ------                           ------             ------
Total revenues                                      1,712              1,361                            5,100              4,577
                                                   ------             ------                           ------             ------

Costs and Expenses
Claims, claim expenses and policy benefits            902                729                            2,775              2,663
Insurance acquisition costs                           329                271                              991                823
Other operating costs and expenses                    137                123                              390                360
Minority interest in net earnings of
   consolidated subsidiaries                           21                 20                               64                 62
                                                   ------             ------                           ------             ------
Total costs and expenses                            1,389              1,143                            4,220              3,908
                                                   ------             ------                           ------             ------

Earnings before income taxes                          323                218                              880                669


Provision for income taxes                             95                 51                              251                189
                                                   ------             ------                           ------             ------

Net earnings                                          228                167                              629                480
Dividends on preferred stock                           (2)                (2)                              (6)                (6)
Retained earnings at beginning of period            4,057              3,554                            3,660              3,245
                                                   ------             ------                           ------             ------

Retained earnings at end of period                 $4,283             $3,719                           $4,283             $3,719
                                                   ======             ======                           ======             ======


See Notes to Condensed, Consolidated Financial Statements.

                                               GE GLOBAL INSURANCE HOLDING CORPORATION
                                                           AND SUBSIDIARIES

                                       Condensed, Consolidated Statement of Financial Position


(In millions)                                                                               September 26, 1998     December 31, 1997
                                                                                            ------------------     -----------------
                                                                                                (Unaudited)

Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value                                    $14,994               $14,816
   Equity securities, at fair value                                                                 2,457                 2,513
   Other invested assets                                                                            1,046                 1,014
                                                                                                  -------               -------
   Total investments                                                                               18,497                18,343

Cash                                                                                                  328                   269
Premiums receivable                                                                                 2,520                 2,279
Other receivables                                                                                   1,260                 1,189
Reinsurance recoverables                                                                            3,326                 2,791
Deferred insurance acquisition costs                                                                1,090                   844
Other assets                                                                                        2,075                 1,817
                                                                                                  -------               -------

Total assets                                                                                      $29,096               $27,532
                                                                                                  =======               =======

Liabilities and equity
Claims and claim expenses                                                                         $11,475               $10,961
Accumulated contract values                                                                         2,304                 2,305
Future policy benefits for life and health contracts                                                1,708                 1,604
Unearned premiums                                                                                   1,839                 1,244
Other reinsurance balances                                                                          1,229                 1,125
Other liabilities                                                                                   2,927                 3,186
Long-term borrowings                                                                                  557                   556
                                                                                                  -------               -------
   Total liabilities                                                                               22,039                20,981
                                                                                                  -------               -------

Minority interest in equity of consolidated subsidiaries                                            1,176                 1,177
                                                                                                  -------               -------


Accumulated non-owner changes in equity:
   Unrealized gains on investment securities                                                          703                   746
   Foreign currency translation adjustments                                                          (105)                  (32)
                                                                                                  -------               -------
   Total accumulated non-owner changes in equity                                                      598                   714

Common stock                                                                                            5                     5
Preferred stock                                                                                       150                   150
Paid-in capital                                                                                       845                   845
Retained earnings                                                                                   4,283                 3,660
                                                                                                  -------               -------
   Total stockholder's equity                                                                       5,881                 5,374
                                                                                                  -------               -------

Total liabilities and equity                                                                      $29,096               $27,532
                                                                                                  =======               =======


See Notes to Condensed, Consolidated Financial Statements.

                                               GE GLOBAL INSURANCE HOLDING CORPORATION
                                                           AND SUBSIDIARIES

                                           Condensed, Consolidated Statement of Cash Flows

                                                             (Unaudited)


                                                                                                       Nine months ended
                                                                                           -----------------------------------------
(In millions)                                                                              September 26, 1998     September 27, 1997
                                                                                           ------------------     ------------------

Cash from operating activities                                                                   $   380                $   494
                                                                                                 -------                -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                                                      (3,479)                (4,654)
   Sales                                                                                           2,816                  3,556
   Maturities                                                                                        590                    511
Equity securities:
   Purchases                                                                                      (1,080)                  (940)
   Sales                                                                                           1,206                    794
Net (purchases) sales of short-term investments                                                       81                   (169)
Cash paid for acquisitions and in force
   reinsurance transactions                                                                         (143)                     -
Other investing activities                                                                          (111)                   (57)
                                                                                                 -------                -------
   Cash used for investing activities                                                               (120)                  (959)
                                                                                                 -------                -------

Cash Flows From Financing Activities
Change in contract deposits                                                                         (328)                   505
Net contract accumulation receipts (payments)                                                          6                     (1)
Proceeds from short-term borrowings                                                                  168                      -
Dividends paid                                                                                        (6)                    (6)
                                                                                                 -------                -------
   Cash from (used for) financing activities                                                        (160)                   498
                                                                                                 -------                -------

Effect of exchange rate changes on cash                                                              (41)                   (98)
                                                                                                 -------                -------

Increase (decrease) in cash                                                                           59                    (65)
Cash at beginning of period                                                                          269                    377
                                                                                                 -------                -------
Cash at end of period                                                                            $   328                $   312
                                                                                                 =======                =======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed, Consolidated Financial Statements

                                   (Unaudited)


1. The accompanying condensed, consolidated quarterly financial statements represent the adding together of GE Global Insurance Holding Corporation and its wholly-owned subsidiary, Employers Reinsurance Corporation and its consolidated subsidiaries (collectively referred to as "the Company"). All significant intercompany transactions have been eliminated. Certain prior period data have been reclassified to conform to the current presentation.

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

3. Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of January 1, 1998. This statement requires reporting of changes in share owners' equity that do not result directly from transactions with share owners. An analysis of these changes follows:


                                                   Three months ended
                                       -----------------------------------------
    (In millions)                      September 26, 1998     September 27, 1997
                                       ------------------     ------------------

    Net earnings                              $228                   $167
    Unrealized gains (losses) on
       investment securities                  (217)                   128
    Foreign currency translation
       adjustments                             (64)                   (35)
                                              ----                   ----

    Total                                     $(53)                  $260
                                              ====                   ====


                                                   Nine months ended
                                       -----------------------------------------
    (In millions)                      September 26, 1998     September 27, 1997
                                       ------------------     ------------------

    Net earnings                              $629                   $480
    Unrealized gains (losses) on
       investment securities                   (43)                   234
    Foreign currency translation
       adjustments                             (73)                   (80)
                                              ----                   ----

    Total                                     $513                   $634
                                              ====                   ====

4. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Company will not adopt the Statement until required to do so on January 1, 2000.


5. On October 15, 1998, the Company completed the acquisition of Medical Protective Corporation, the oldest medical professional liability insurer of physicians and dentists in the United States. The cash consideration of $625 million was financed by General Electric Capital Corporation, a wholly-owned subsidiary of General Electric Company, via an interim loan agreement. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of the acquisition.

    On October 27, 1998, the Company completed the acquisition of Kemper Reinsurance Company, a property and casualty reinsurance company principally doing business through intermediaries. The cash consideration of $463 million was financed by utilizing existing credit facilities. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of the acquisition.

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first nine months of 1998 was $629 million, a $149 million increase over the first nine months of 1997, reflecting growth in underwriting origination volume, increased investment income due to continued growth in the investment portfolios and a higher level of net realized gains on investments.

The Company's two primary business segments are property and casualty insurance/reinsurance and life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices. As reflected below, the continued strengthening of the U.S. dollar during 1998 impacted individual operating line items, however, the overall impact on net earnings was not significant.

Property and casualty insurance/reinsurance (P&C) is the larger of the two business segments. Typically, the underwriting performance of P&C business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first nine months of 1998, the P&C combined ratio was 100.0% compared to 105.0% for the same period in 1997. The lower combined ratio primarily reflects a general reduction in incurred losses caused by a decline in both the frequency and severity of claims. Earnings before income taxes from P&C operations increased $236 million in the first nine months of 1998, primarily due to the decrease in the combined ratio and an increase in net realized gains on investments.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues include life insurance premiums, net investment income, net realized gains on investments and fee income from certain investment-related products. For the first nine months of 1998, the life operations generated revenues and earnings before income taxes of $1,085 million and $96 million, respectively, compared to $1,169 million and $121 million, respectively, for the same period in 1997. The decrease in both revenues and earnings before income taxes primarily reflects three significant quota share reinsurance contracts entered into in 1997 that did not recur in 1998.


Operating Results

Net premiums written increased $630 million or 17% over the first nine months of 1997, primarily attributable to growth in various product lines, including new P&C business associated with the acquisition of the renewal rights of business from Industrial Risk Insurers ("IRI") and Coregis Insurance Company ("Coregis"). This increase was partially offset by three significant quota share life reinsurance contracts obtained in 1997 that did not recur in 1998 and the impact of foreign currency translation.

Net premiums earned increased $356 million or 10% over the first nine months of 1997, primarily attributable to growth in various product lines, including new P&C business associated with IRI and Coregis. This increase was partially offset by three significant quota share life reinsurance contracts obtained in 1997 that did not recur in 1998 and the impact of foreign currency translation. The resulting change in product mix creates a lower proportion of premiums earned to premiums written due to the fundamental difference in the earned premium recognition policies between P&C and life business.

Net investment  income increased $43 million or 6% over the first nine months of
1997,  primarily   attributable  to  the  continued  growth  in  the  investment portfolios, partially offset by the impact of foreign currency translation.

Net realized gains on investments increased $112 million or 43% over the first nine months of 1997, primarily due to restructuring certain investment portfolios and capitalizing on favorable market conditions that existed in 1998.

Other revenues  increased $12 million or 14% over the first nine months of 1997,
primarily   attributable   to  fees  generated  from   investment-related   life
reinsurance products and financial reinsurance transactions.

Claims, claim expenses and policy benefits increased $112 million or 4% over the first nine months of 1997, which is less than the corresponding 10% increase in net premiums earned discussed above. This condition is primarily due to the change in product mix related to the decrease in life reinsurance business which incorporated a high loss ratio and a low commission ratio, coupled with favorable loss development in certain P&C product lines.

Insurance acquisition costs increased $168 million or 20% over the first nine months of 1997, which exceeded the 10% increase in net premiums earned discussed above primarily due to the change in life reinsurance product mix toward higher commission business. In addition, as discussed above, the 1997 period included a relatively higher proportion of life reinsurance business which incorporated a high loss ratio and a low commission ratio.

Other operating costs and expenses increased $30 million or 8% over the first nine months of 1997. The increase primarily reflects operating costs associated with the Company's acquisition of the business related to IRI and Coregis, partially offset by the impact of foreign currency translation.

Provision for income taxes was $251 million for the first nine months of 1998 (an effective tax rate of 28.5%), compared to $189 million for the first nine months of 1997 (an effective tax rate of 28.3%). The slightly higher effective tax rate primarily reflects increased taxes on domestic earnings as a result of less tax-exempt net investment income due to restructuring certain investment portfolios, mostly offset by decreased taxes on foreign earnings as a result of additional foreign tax credit capacity attributable to the Company's life insurance subsidiary's inclusion in the consolidated federal income tax return of General Electric Company beginning in the fourth quarter of 1997.


Other Matters

Year 2000

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Company has undertaken a global effort to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact its customers. A Year 2000 leader oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure - identify and inventory possible sources of Year 2000 issues; (2) analyze - determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve - execute  project plans and perform a majority of the testing;  and
(4) control - complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored, and company-wide reviews with senior management are conducted monthly. Management plans to have completed the first three phases of the program for a substantial majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

The scope of the global Year 2000 effort emcompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers; and, customers. Business operations are also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to report and pay amounts owed to the Company. The likelihood and effects of failures in infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts, the diversity of its suppliers and customers and the alternative processes which can be utilized, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Total Year 2000 remediation expenditures are expected to be approximately $4 million, of which more than two-thirds is expected to be spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. Most of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources.

The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.


Subsequent Events

As more fully described in Note 5 of the Notes to Condensed, Consolidated Financial Statements, on October 15, 1998 and October 27, 1998, the Company
completed the acquisitions of Medical Protective Corporation and Kemper Reinsurance Company, respectively.

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


                            GE GLOBAL INSURANCE HOLDING CORPORATION
                            ---------------------------------------
                                          (Registrant)



Date:  November 10, 1998    By:             /s/ ROBERT J. DELLINGER
                               -------------------------------------------------
                                              Robert J. Dellinger
                               Senior Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                                Index to Exhibits


Exhibit No.                                                                 Page
-----------                                                                 ----

     12      Computation of ratio of earnings to fixed charges................9

     27      Financial Data Schedule (filed electronically only)