Form 10-K
period 1998-12-31
GE GLOBAL INSURANCE HOLDING CORP
filed 1999-03-29
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-K
                                 ---------------

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 24, 1999. None.

At March 24, 1999, 1,000 shares of common stock with a par value of $5,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                      TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----

PART I
   Item 1.   Business........................................................................1
   Item 2.   Properties.....................................................................12
   Item 3.   Legal Proceedings..............................................................12
   Item 4.   Submission of Matters to a Vote of Security Holders............................12


PART II
   Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters......12
   Item 6.   Selected Financial Data........................................................12
   Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................................13
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....................22
   Item 8.   Financial Statements and Supplementary Data....................................22
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................22


PART III
   Item 10.  Directors and Executive Officers of the Registrant.............................22
   Item 11.  Executive Compensation.........................................................22
   Item 12.  Security Ownership of Certain Beneficial Owners and Management.................23
   Item 13.  Certain Relationships and Related Transactions.................................23


PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................23

                                     PART I

Item 1.  Business.

GE Global Insurance Holding Corporation ("GE Global Insurance" and, together with its subsidiaries, ("the Company"), through its direct and indirect subsidiaries, is principally engaged in the reinsurance business in the United States and throughout the world. All outstanding common stock of GE Global Insurance is owned by General Electric Capital Services, Inc. ("GE Capital Services"), which in turn is wholly-owned by General Electric Company ("GE Company").

The principal executive offices of GE Global Insurance are located at 5200 Metcalf, Overland Park, Kansas 66201 (Telephone number (913) 676-5200).


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


General

GE Global Insurance is one of the largest reinsurance groups in the world, with subsidiaries providing risk management solutions for well over a century. The Company writes substantially all types of property and casualty, healthcare and life reinsurance and some lines of primary health, property and casualty and excess workers' compensation insurance.

The Company conducts business and services its accounts through a network of local offices located in cities throughout the world. As of December 31, 1998, the Company had 19 offices in the North American region, 10 offices in the European region, 10 offices in the Asia/Pacific region and 3 offices in the Latin American region.

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

The Company also competes in the reinsurance broker market throughout the world. During 1998 and in early 1999, the Company has significantly expanded its presence in the reinsurance broker market by acquiring Kemper Reinsurance Company ("Kemper Re") and Eagle Star Reinsurance Company Limited ("Eagle Star Re") (See Notes 3 and 17 to the consolidated financial statements). The acquisitions of Kemper Re and Eagle Star Re significantly enhance the Company's distribution channel in the worldwide reinsurance broker market and further enables the Company to respond to the growing risk management needs of a wider and more diverse group of customers. The acquisitions of Kemper Re and Eagle Star Re position the Company as one of the largest reinsurance broker writers in the world.

The Company manages and diversifies its risk through the careful underwriting of risks, active claims management and the purchase of retrocessional coverage. Retrocessional coverage represents a form of secondary reinsurance where a reinsurer seeks reinsurance coverage on a specified reinsurance agreement. The Company monitors adherence to underwriting guidelines through the use of computer systems and internal audits.

The Company's business strategy is to continue to increase revenues by concentrating on select profitable customer segments and delivering comprehensive risk transfer and risk management solutions. The Company does not intend, however, to increase premium income at the expense of its underwriting results.

The Company, as a result of General Electric Capital Corporation's ("GE Capital Corporation" - a wholly-owned subsidiary of GE Capital Services) acquisition of Coregis Insurance Company ("Coregis"), acquired the renewal rights of certain domestic property and casualty business to continue expansion of its specialty insurance product line in 1997. During 1998, the Company, either directly or through its affiliates, acquired three major property and casualty insurance/reinsurance businesses which strengthens its global presence in the Fortune 1000 commercial property markets, the broker-serviced markets and the healthcare product lines.

The Company has established a Financial Market Products ("FMP") unit which will address the needs of customers seeking innovative risk transfer solutions, globally. FMP will partner with an affiliate, GECC Capital Markets Group, Inc., to deliver the full range of services desired by this growing customer segment. Other than start-up administrative expenses, the Company's 1998 results do not reflect any significant revenues or operating results from products and services being contemplated by the FMP unit.

On January 6, 1998, the Company purchased the assets and assumed the renewal rights of Industrial Risk Insurers ("IRI"), a leader in providing highly protected risk property insurance, for a cash consideration of approximately $235 million. The business underwritten through IRI is managed by a joint venture formed between the Company and The Hartford Steam Boiler Inspection and Insurance Company ("HSB") as stipulated by a management agreement. IRI writes business utilizing the licensing authority of HSB and the business underwritten is subsequently allocated to HSB and the Company in accordance with certain reinsurance agreements between HSB and the Company. The expansion into these two niche markets positions the Company to continue to meet the demands of the changing domestic market and provide services to a new base of customers.

In the fourth quarter of 1998, the Company completed the acquisitions of Medical Protective Corporation ("Medical Protective") and Kemper Re. Medical Protective is the oldest medical professional liability insurer of physicians and dentists in the United States. The cash consideration of approximately $628 million was financed be GE Capital Corporation via an interim loan agreement. Kemper Re is a property and casualty reinsurance company principally doing business through intermediaries. The cash consideration of approximately $468 million was financed by utilizing existing unused credit facilities.

Also in recent years, the Company has expanded its global business through the extension of its local office network. The Company opened offices in Kuala Lumpar and Shanghai in 1998, Buenos Aires and Montreal in 1997 and Sydney, Melbourne, Brisbane and Auckland in 1996. Consistent with its global expansion strategy, the Company anticipates further expanding its presence in the Asia/Pacific and Latin American regions.

Unless otherwise indicated, all financial data has been prepared in accordance with United States generally accepted accounting principles ("GAAP").

Lines of Business

The Company's two business segments are (1) property and casualty insurance/reinsurance ("P&C") and (2) life reinsurance. The Company's principal product lines under the property and casualty segment are traditional property and casualty reinsurance, healthcare reinsurance and specialty insurance (generally primary property and casualty insurance) and its principal product lines under the life reinsurance segment are traditional life reinsurance and financial reinsurance. The Company also provides primary insurance products to hospitals, health maintenance organizations and medical professionals as part of its healthcare product line and to niche customers as part of its specialty insurance product line.

Unless otherwise indicated, the Company's domestic results include business written in the United States (including business written in the United States where the reinsured is outside the United States) and Canada, and the international results include all other business written by the Company. The geographic breakdown, based on net premiums written, of the Company's principal product lines is summarized as follows:

                                                           Year ended December 31,
                                  -------------------------------------------------------------------------
(In millions)                             1998                      1997                      1996
                                  ---------------------     ---------------------     ---------------------
                                                Inter-                    Inter-                    Inter-
                                  Domestic     national     Domestic     national     Domestic     national
                                  ---------------------     ---------------------     ---------------------

Property and Casualty Segment
   Property and Casualty.........  $1,487       $2,306       $1,038       $1,592       $1,167       $2,196
   Healthcare....................     514           83          432           92          405            -
   Specialty.....................     498            -          339            -          169            -
Life Segment.....................     422          674          512          540          189          447
                                   ------       ------       ------       ------       ------       ------
   Total.........................  $2,921       $3,063       $2,321       $2,224       $1,930       $2,643
                                   ======       ======       ======       ======       ======       ======

The  following  is  a  summary   description  of  the  Company's   domestic  and
international business based on principal product lines:


Property and Casualty Insurance/Reinsurance Segment

Property and Casualty Reinsurance. The Company's largest product line, traditional property and casualty reinsurance, accounted for approximately 63% of the Company's worldwide net premiums written in 1998. The Company's premium volume in the property and casualty segment is derived principally from treaty agreements, which enable the Company to maintain lower operating costs because fewer personnel are required to administer treaty business than facultative business. Most of the Company's casualty business is written on an excess of loss basis because it better enables the Company to control its exposure on business that has a relatively longer "tail".

The Company's property business is written on both an excess of loss and a proportional basis. Generally, the Company is the lead reinsurer for any domestic program in which it participates, enabling it to negotiate the terms of the reinsurance. The Company also acts as the lead reinsurer on a portion of its international business.

The Company's domestic property and casualty business is conducted primarily throughout the United States and Canada. For the year ended December 31, 1998, approximately 48% of the Company's domestic net premiums written from the property and casualty segment were derived from property reinsurance, approximately 45% from casualty reinsurance and approximately 7% from other lines of reinsurance. Based on 1998 net premiums written, approximately 63% of the Company's domestic property and casualty reinsurance was written on a direct basis, with the remainder written through brokers.

The Company's international property and casualty business services worldwide markets, including most European countries and countries in the Middle East, Far East and Latin America. For the year ended December 31, 1998, approximately 46% of the Company's international net premiums written from property and casualty reinsurance was derived from property reinsurance, approximately 25% from casualty reinsurance, approximately 24% from aviation and marine reinsurance and approximately 5% from other lines of reinsurance. Based on 1998 net premiums written, approximately 59% of the Company's international property and casualty business was written on a direct basis, with the remainder written through brokers.

In recent years, insurance companies have directed more business to the better-capitalized, more highly-rated reinsurers, which has led to a consolidation in the reinsurance industry. In competing with a smaller number of global reinsurers, the Company has found that a number of its global customers are increasingly demanding that reinsurers provide a broader range of coverages. In response to this trend, the Company has expanded the property and casualty risks it reinsures beyond its more traditional property and casualty reinsurance business to include risks such as errors and omissions, directors and officers and non-standard auto liability. In addition to the expansion of lines of business, property and casualty reinsurance has aligned its marketing efforts with its core expertise in areas such as aviation, national accounts and global accounts. Management believes that the Company is well positioned to compete on a global basis in these markets.

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

Healthcare. As part of the Company's property and casualty business segment, the Company provides insurance and reinsurance for the healthcare industry, also targeting employers, public entities, manufacturers and others for certain product lines. Coverages include primary insurance and reinsurance for medical professional liability and reinsurance protecting primary insurers (including self-insurers) in the healthcare market (i.e., reinsurance of long-term care, excess workers' compensation, stop loss insurance and provider excess coverages).

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

The Company believes that it is well positioned to compete in the healthcare market because of its wide range of experience in providing healthcare liability coverage and accident and health coverage, leveraging it acquisition of Medical Protective and utilizing multiple products and disciplines to provide healthcare solutions.

Specialty Insurance. An additional component of the Company's domestic property and casualty business is its specialty insurance product line, which generally consists of commercial property and casualty policies written on a primary basis in niche markets. The Company's specialty business concentrates on providing commercial insurance products for target markets, usually professional associations and homogeneous groups. The acquisition of the renewal rights associated with Coregis has significantly increased the specialty business' premium volume and has provided access to several new customer groups. Specialty products include professional liability programs, communications/media liability coverages and some niche programs in the general property/casualty area. This coverage provides insurance for errors and omissions (E&O) arising out of the professional activities of the insureds and commercial property and casualty coverages for niche programs.

Professional classes underwritten include lawyers, property and casualty insurance agents and brokers, life and health insurance agents and brokers, directors and officers (not-for-profit) and a few miscellaneous classes such as travel agents, computer consultants and marketing consultants. The majority of this business provides coverage to lawyers and property and casualty and life insurance agents and brokers.

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


Life Reinsurance Segment

Life Reinsurance. The Company is engaged in the reinsurance of various life insurance products, including term, whole and universal life, annuities, group long-term health and health products and provides financial reinsurance to life insurers. Based on net premiums written, life reinsurance accounted for approximately 19% of the Company's worldwide business in 1998.

With respect to life reinsurance, the Company writes mostly on a direct basis with primary insurers. The Company's life reinsurance business consists principally of treaty business and is written generally on a pro-rata basis. The Company's domestic life reinsurance business is written in every state in the United States. The Company's international life reinsurance business services worldwide markets, including France, Germany, Greece, Israel, Italy, Mexico, Scandinavia, Singapore, Spain and the United Kingdom. For the year ended December 31, 1998, approximately 65% of the Company's international life reinsurance net premiums written were for traditional life reinsurance, with the balance for healthcare reinsurance.

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

Financial Reinsurance. Financial reinsurance is primarily designed to enhance the current statutory surplus of the ceding company while reducing future statutory earnings as amounts are repaid to the reinsurer. This financial transaction is effectively collateralized by anticipated future income streams from selected insurance policies. The Company writes financial reinsurance on a direct basis and through brokers and generally only for companies with credit ratings of not less than "A" at the inception of the policy and that have a minimum capital and surplus of $15 million. The two principal categories of transactions are financial reinsurance and financial risk reinsurance. Financial reinsurance typically has a duration of three to five years. Financial risk reinsurance represents a longer term traditional risk sharing arrangement where reinsurance is provided on existing portfolios of in force business. The Company's focus in the past year has been on expanding the financial risk reinsurance line.


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

When a claim is reported to a ceding company, the ceding company's claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. The Company, in turn, typically establishes a case reserve when it receives notice of a claim from the ceding company. Such reserves are based on an independent evaluation by the Company's claims departments, taking into consideration coverage, liability, severity of injury or damage, jurisdiction, an assessment of the ceding company's ability to evaluate and handle the claim and the amount of reserves recommended by the ceding company. Case reserves are adjusted periodically by the claims departments based on subsequent developments and audits of ceding companies.

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

International. The Company's international property and casualty reinsurance operations establish their reserves using analytical techniques similar to those utilized by GE Global Insurance's domestic subsidiaries. They also maintain IBNR reserves using actuarial and statistical projections. The potential for adverse development of the Company's reserves for its international business, as compared to that of its domestic business, is reduced because the international operations have a relatively low proportion of longer tail exposures. As of December 31, 1998, approximately 2% of the Company's net international reserves ($69 million) related to business acquired by the Company from Assurance Compagniet Baltica Aktiesellskab ("Baltica") in 1988. At the time of the acquisition, the Company obtained from Baltica a 90% loss development guarantee, pursuant to which Baltica is obligated to pay the Company 90% of the amount of claim reserve development (adjusted for certain income and expenses) from 1988 through December 31, 1997. The Company is currently negotiating the settlement of this loss development guarantee with Baltica.

Reserve Development. The development of the Company's net balance sheet property and casualty liabilities for unpaid claims and claim expenses for accident years 1988 through 1998 is summarized in the following table:

Net Liability. The first row of data shows the estimated net liability for unpaid claims and claim expenses at December 31 for each year from 1988 to 1998. The liability includes both case and IBNR reserves as of each year-end date, net of anticipated recoveries from other reinsurers. The rows immediately following the first row of data show cumulative paid data at December 31, as of one year, two years, ..., 10 years of subsequent payments.

Net Liability Re-estimated. The middle rows of data show the re-estimated amount for previously reported net liability based on experience as of the end of each subsequent calendar year's results. This estimate is changed as more information becomes known about the underlying claims for individual years. The cumulative redundancy (deficiency) shown in the table is the aggregate net change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. The amount in the line titled "Redundancy (Deficiency) at December 31, 1998", represents for each calendar year (the "Base Year") the aggregate change in (i) the Company's original estimate of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year compared to (ii) the Company's re-estimate as of December 31, 1998, of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year. A redundancy means that the original estimate was greater than the re-estimate and a deficiency means that the original estimate was less than the re-estimate. By way of example, the deficiency for the year 1994, calculated as of December 31, 1998, represents a deficiency in the Company's original estimate of unpaid claims and claim expenses for 1994 and prior years.

The last seven lines of data present the development of reserves on a "gross of reinsurance" basis, reconciled to the "net of reinsurance" basis shown in the immediately preceding table.

                                              Changes in Historical Reserves for Unpaid Claims and Claim Expenses
                                                  For the Last Ten Years - GAAP Basis as of December 31, 1998

                                                                    Year ended December 31,
                            --------------------------------------------------------------------------------------------------------
(In millions)                1988     1989     1990     1991      1992      1993      1994      1995      1996      1997      1998
                            --------------------------------------------------------------------------------------------------------

Net liability for unpaid
   claims and claim
   expenses                 $3,087   $3,338   $3,579   $3,596   $ 3,991   $ 4,525   $ 5,071   $ 9,351   $ 9,458   $ 9,114   $12,495
Paid (cumulative) as of:
One year later.........        681      706      747      665       802       949     1,115     1,964     1,949     2,176       ---
Two years later........      1,064    1,125    1,119    1,103     1,274     1,602     1,804     3,130     3,189       ---       ---
Three years later......      1,432    1,469    1,524    1,499     1,739     2,054     2,341     3,933       ---       ---       ---
Four years later.......      1,687    1,746    1,772    1,784     2,036     2,424     2,708       ---       ---       ---       ---
Five years later.......      1,919    1,929    1,989    2,008     2,293     2,690       ---       ---       ---       ---       ---
Six years later........      2,065    2,072    2,173    2,208     2,485       ---       ---       ---       ---       ---       ---
Seven years later......      2,221    2,229    2,348    2,362       ---       ---       ---       ---       ---       ---       ---
Eight years later......      2,347    2,380    2,482      ---       ---       ---       ---       ---       ---       ---       ---
Nine years later.......      2,478    2,495      ---      ---       ---       ---       ---       ---       ---       ---       ---
Ten years later........      2,581      ---      ---      ---       ---       ---       ---       ---       ---       ---       ---

Net liability
   re-estimated as of:
One year later.........     $3,134   $3,390   $3,616   $3,625   $ 3,919   $ 4,612   $ 5,173   $ 9,192   $ 9,229   $ 9,179       ---
Two years later........      3,220    3,482    3,583    3,587     4,066     4,656     5,313     8,959     9,127       ---       ---
Three years later......      3,346    3,462    3,564    3,701     4,095     4,793     5,256     8,907       ---       ---       ---
Four years later.......      3,360    3,472    3,654    3,687     4,238     4,747     5,155       ---       ---       ---       ---
Five years later.......      3,406    3,537    3,635    3,818     4,154     4,668       ---       ---       ---       ---       ---
Six years later........      3,470    3,521    3,758    3,771     4,075       ---       ---       ---       ---       ---       ---
Seven years later......      3,494    3,626    3,734    3,711       ---       ---       ---       ---       ---       ---       ---
Eight years later......      3,582    3,608    3,674      ---       ---       ---       ---       ---       ---       ---       ---
Nine years later.......      3,575    3,567      ---      ---       ---       ---       ---       ---       ---       ---       ---
Ten years later........      3,549      ---      ---      ---       ---       ---       ---       ---       ---       ---       ---
Redundancy (Deficiency)
   at December 31, 1998       (462)    (229)     (95)    (115)      (84)     (143)      (84)      444       331       (65)      ---
Effect of foreign
   exchange (1)                  7       16      (16)     (20)        4        26        11      (309)     (228)       81       ---
                            ------   ------   ------   ------   -------   -------   -------   -------   -------   -------   -------
Redundancy (Deficiency)
   at December 31, 1998,
   excluding foreign
   exchange                 $ (455)  $ (213)  $ (111)  $ (135)  $   (80)  $  (117)  $   (73)  $   135   $   103   $    16   $   ---
                            ======   ======   ======   ======   =======   =======   =======   =======   =======   =======   =======

(In millions)                                                     1992      1993      1994      1995      1996      1997      1998
                                                                --------------------------------------------------------------------

Balance at December 31 - gross...............................   $ 4,815   $ 5,312   $ 6,020   $11,145   $10,869   $10,936   $15,342
Less reinsurance recoverables................................      (824)     (787)     (949)   (1,794)   (1,411)   (1,822)   (2,847)
                                                                -------   -------   -------   -------   -------   -------   -------
Balance at December 31 - net.................................     3,991     4,525     5,071     9,351     9,458     9,114    12,495
                                                                -------   -------   -------   -------   -------   -------   -------
Latest re-estimated liability - gross........................     5,179     5,726     6,298    10,630    10,797    11,065       ---
Latest re-estimated reinsurance recoverables.................    (1,104)   (1,058)   (1,143)   (1,723)   (1,670)   (1,886)      ---
                                                                -------   -------   -------   -------   -------   -------   -------
Latest re-estimated liability - net..........................     4,075     4,668     5,155     8,907     9,127     9,179       ---
                                                                -------   -------   -------   -------   -------   -------   -------
Gross redundancy (deficiency)................................      (364)     (414)     (278)      515        72      (129)      ---
Effect of foreign exchange (1)...............................         4        27        11      (377)     (271)      101       ---
                                                                -------   -------   -------   -------   -------   -------   -------
Gross redundancy (deficiency), excluding foreign exchange....   $  (360)  $  (387)  $  (267)  $   138   $  (199)  $   (28)  $   ---
                                                                =======   =======   =======   =======   =======   =======   =======

(1) The results of the Company's international operations translated from functional currencies into U.S. dollars are included with the Company's U.S. underwriting operations in this table. The foreign currency translation impact on the cumulative redundancy (deficiency) arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated and the exchange rates at the end of the year in which the liabilities were re-estimated.


Note: For a description of the purpose of the above table and the various table sections, please refer to the immediately preceding section entitled "Reserve Development."

A number of major trends that occurred within the insurance industry, the economy in general and several Company-specific factors have had a significant effect on the Company's liabilities for unpaid claims and claim expenses during the period covered by the preceding table. The claims and claim expense reserve deficiencies developed to December 31, 1998, as reflected in the preceding table, included reserve deficiencies of approximately $130 million in 1988, $79 million in 1989, $48 million in 1990 and $23 million in 1991 related to the general liability business on the books of Puritan Excess and Surplus Lines Insurance Company ("PESLIC") before the Company's acquisition of PESLIC in 1994. Prior to 1994, PESLIC was owned by GE Capital Corporation. Additionally, beginning in 1985, the Company strengthened the reserves for its excess liability and workers' compensation business for qualified self-insured employers. Claims and claim expense reserve development in the mid 1980's in these businesses reflected the inadequate premium rates which resulted from intense competition in the market during that period.

In the late 1980's, the reinsurance market generally reacted to the rate deficiencies and the resulting claims and claim expense reserve development by increasing rates and strengthening claims and claim expense reserves. This is reflected, with respect to the Company, in the significant reductions in the reserve deficiencies in recent years.

To a lesser degree, development of asbestos and environmental claims has affected the Company's results. Higher than anticipated levels of inflation in certain lines of reinsurance businesses has also had an adverse effect on liabilities for claims and claim expenses, particularly in excess of loss reinsurance. Partially offsetting the above factors is favorable development in recent years in medical professional liability and facultative casualty businesses, as well as an increase in net retentions by ceding companies.

The Company's reconciliation of its beginning and ending property and casualty reserves for unpaid claims and claim expenses on a GAAP basis is summarized as follows:

                                                      Year ended December 31,
                                                 ----------------------------------
(In millions)                                      1998         1997         1996
                                                 ----------------------------------

Balance at January 1 - gross.................... $10,936      $10,869      $11,145
Less reinsurance recoverables...................  (1,822)      (1,411)      (1,794)
                                                 -------      -------      -------
Balance at January 1 - net......................   9,114        9,458        9,351
                                                 -------      -------      -------

Claims and expenses incurred:
   Current year.................................   3,286        2,438        2,763
   Prior years..................................    (126)          71          106
                                                 -------      -------      -------
                                                   3,160        2,509        2,869
                                                 -------      -------      -------

Claims and expenses paid:
   Current year.................................  (1,074)        (612)        (485)
   Prior years..................................  (2,176)      (1,949)      (1,990)
                                                 -------      -------      -------
                                                  (3,250)      (2,561)      (2,475)
                                                 -------      -------      -------

Claim reserves related to acquired companies....   3,470            -            -

Foreign exchange and other......................       1         (292)        (287)
                                                 -------      -------      -------
Balance at December 31 - net....................  12,495        9,114        9,458
Add reinsurance recoverables....................   2,847        1,822        1,411
                                                 -------      -------      -------
Balance at December 31 - gross.................. $15,342      $10,936      $10,869
                                                 =======      =======      =======

The liabilities for claims and claim expenses in the preceding table include long-term disability claims that are discounted at a 6% rate. As a result of discounting the Company's long-term disability claims, total liabilities for claims and claim expenses have been reduced by an estimated 2% and 3% at December 31, 1998 and 1997, respectively. The amortization of discount is included in current operating results as part of the development of prior year liabilities.

Long-term disability discounts accrued as a percentage of claims, claim expenses and policy benefits were less than 1%, approximately 1% and 5% for the years ended December 31, 1998, 1997 and 1996, respectively. Discounts amortized as a percentage of claims, claim expenses and policy benefits were less than 1%, approximately 1% and 2% for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company's reconciliation of its property and casualty reserves for unpaid claims and claim expenses between statutory basis and GAAP basis is summarized as follows:

                                                                December 31,
                                                      ---------------------------------
(In millions)                                          1998         1997         1996
                                                      ---------------------------------

Statutory basis reserves for U.S. companies - net.... $ 7,679     $ 5,527      $ 5,875
Adjustments to GAAP basis (1)........................     667        (118)        (435)
                                                      -------     -------      -------
GAAP basis reserves for U.S. companies - net.........   8,346       5,409        5,440
GAAP basis reserves for non-U.S. companies - net.....   4,149       3,705        4,018
                                                      -------     -------      -------
Total GAAP basis reserves - net......................  12,495       9,114        9,458
Add reinsurance recoverables.........................   2,847       1,822        1,411
                                                      -------     -------      -------
GAAP basis reserves - gross.......................... $15,342     $10,936      $10,869
                                                      =======     =======      =======

(1) Statutory basis reserve offsets and reserves reclassified to contract deposit assets or liabilities based on risk transfer provisions of FAS No. 113.

Environmental  and Asbestos  Exposure.  Included in the Company's  liability for claims and claim expenses are liabilities for environmental and asbestos exposures. These claims and claim expenses are primarily related to policies written prior to 1986 as the policies written since 1986 have tended to explicitly exclude environmental and asbestos risks from coverage and most of the environmental and asbestos exposures arise from risks located in the United States. During 1997, the Company's international operations completed the initial process of identifying environmental and asbestos claims that had been reserved in prior periods but were initially aggregated and coded under other general lines of business rather than being specifically identified as environmental or asbestos claims.

The three-year development of claims and claim expense reserves associated with the Company's asbestos and environmental claims, including case and IBNR reserves, is summarized as follows:

                                                     Year ended December 31,
                                                 -------------------------------
(In millions)                                     1998       1997          1996
                                                 -------------------------------

Balance at January 1 - gross.................... $ 462      $ 368         $ 436
Less reinsurance recoverables...................  (193)      (174)         (240)
                                                 -----      -----         -----
Balance at January 1 - net......................   269        194           196

Claims and expenses incurred....................    35         54            19
Claim identification and IBNR allocation........     -         43 (1)         -
Claims and expenses paid........................   (39)       (22)          (21)
Claim reserves related to acquired companies....   524          -             -
                                                 -----      -----         -----

Balance at December 31 - net....................   789        269           194
Add reinsurance recoverables....................   206        193           174
                                                 -----      -----         -----
Balance at December 31 - gross.................. $ 995      $ 462         $ 368
                                                 =====      =====         =====

(1) Prior to 1997, the Company's international operations were unable to identify and segregate recorded claim reserves that related to asbestos and environmental exposures as they were grouped with claim reserves in various lines of business such as general liability. Beginning in 1997, the Company began identifying and segregating the asbestos and environmental claims related to its international operations.

These amounts are management's best estimate, based on currently available information, of claims and claim expense payments and recoveries that are expected to develop in future years.

The Company monitors evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Changing domestic and foreign government regulations and legislation, including continuing congressional consideration of federal Superfund law, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While the Company has recorded its best estimate of its liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net claims and claim expenses, or the range of net claims and claim expenses, if any, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect the Company's results of operations, financial position or cash flows.

Breast Implant Exposure. The Company has minimal exposure to products liability claims involving silicone breast implants. The Company has, in the past, generally avoided the products liability reinsurance business, specifically pharmaceutical and chemical exposures.

Year 2000 Exposure. The Company has evaluated the possibility of experiencing an increase in property and casualty insurance and reinsurance claims and claim expenses arising as a result of Year 2000-related exposures. Management is unable to reasonably estimate the amount or range of loss that may occur due to the uncertainty surrounding the likelihood of computer system failures and what portion, if any, will be deemed to be insured losses. Accordingly, the Company is unable to determine whether such losses may have an adverse effect on its results of operations, financial position or cash flows. The Company's loss mitigation strategy includes adding Year 2000 considerations to its underwriting guidelines, as well as its decisions to purchase retrocessional coverage. In addition, the Company employs an active claims management strategy which will include the coordinated handling of any Year 2000-related claims.


Life and Health  Reserves for Future Policy  Benefits and  Accumulated  Contract
   Values

Future policy benefits for traditional life and health reinsurance contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or, in the event the policies were acquired by the Company from another insurer, at the date of acquisition. Interest rate assumptions used in calculating the present value range from 3.00% to 8.50% per annum at December 31, 1998. Payments received from sales of universal life and investment contracts are recognized by providing liabilities equal to the accumulated contract values of the policyholders' contracts. Interest rates credited to such universal life and investment contracts are guaranteed for the policy terms with renewal rates determined by the Company. Such crediting interest rates ranged from 3.00% to 9.00% per annum in 1998.


Regulatory Matters

GE Global Insurance and its domestic subsidiaries are subject to regulation under the insurance statutes, including insurance holding company statutes, of various states, including Missouri, Kansas, Indiana and Illinois, the domiciliary states of GE Global Insurance's principal domestic insurance company subsidiaries. The international subsidiaries of ERC (the "ERC Frankona Group") are subject to regulation under insurance statutes of various foreign countries.

General. The regulation and supervision to which GE Global Insurance's subsidiaries are subject relate primarily to licensing requirements of reinsurers, the standards of solvency that must be met and maintained, the amount of dividends that may be paid by such subsidiaries, the nature of and limitations on investments, restrictions on the size of risks that may be insured or reinsured, deposits of securities for the benefit of ceding companies, periodic examinations of the financial condition and affairs of reinsurers, the form and content of financial statements required to be filed with regulatory authorities and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders, rather than securityholders of the regulated reinsurer. GE Global Insurance believes it is, and that its subsidiaries are, in material compliance with all applicable laws and regulations pertaining to their business and operations.

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

Risk-Based Capital. The National Association of Insurance Commissioners ("NAIC") has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. At December 31, 1998, each of GE Global Insurance's domestic insurance company subsidiaries exceeded the minimum risk-based capital requirements.

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

Dividends by Subsidiaries. Because the operations of GE Global Insurance are conducted primarily through Employers Reinsurance Corporation ("ERC") and Kemper Re, GE Global Insurance is dependent upon dividends and tax allocation and other payments primarily from ERC and Kemper Re to service its debt and meet its other obligations. The payment of dividends and other payments to GE Global Insurance by ERC and Kemper Re are subject to limitations imposed by the Missouri and Illinois Insurance Codes, respectively. The payment of dividends to ERC by its principal life reinsurance subsidiaries, Employers Reassurance Corporation and ERC Life Reinsurance Corporation, are subject to limitations imposed by the Kansas and Missouri Insurance Codes, respectively. No prediction can be made as to whether any legislative proposals relating to dividend rules in Kansas, Missouri or Illinois will be made, whether any such legislative proposal will be adopted in the future, or the effect, if any, any such proposal would have on the Company.

The maximum amount available for the payment of dividends during 1999 by ERC without prior regulatory approval is $410 million after December 30, 1999. Of this amount, $96 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. Kemper Re will not be able to make any dividend payments during 1999 without the prior approval of the Director of Insurance for the State of Illinois.

International Regulations. Based on 1998 net premiums written, approximately 51% of the Company's business is carried on outside of the United States. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Licenses issued by foreign authorities to the ERC Frankona Group are subject to modification or revocation by such authorities, and such subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, the ERC Frankona Group has been allowed to modify their operations to conform with new licensing requirements in all jurisdictions that are material to the Company's international operations.

In addition to licensing requirements, the ERC Frankona Group is regulated in various jurisdictions with respect to, among other things, currency, policy language and terms, methods of accounting and auditing, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Regulations governing constitution of technical reserves (including equalization reserves) in some countries could hinder the remittance of profits and repatriation of assets and the payment of dividends; however, the Company does not believe that these regulations will have a material impact on the ERC Frankona Group's operations.

Item 2.  Properties.

The Company conducts business from various facilities, most of which are leased. In addition, the Company owns its administrative offices in Overland Park, Kansas, Copenhagen, Denmark and Munich, Germany.


Item 3.  Legal Proceedings.

There are no pending legal proceedings beyond the ordinary course of business that could have a material financial effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted


                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
            Matters.

All of the common stock of GE Global Insurance, its sole class of common equity on the date hereof, is owned by GE Capital Services. Accordingly, there is no public trading market for the Company's common equity. GE Global Insurance paid dividends on its common stock on December 30, 1998 of $270 million.


Item 6.  Selected Financial Data.

                           Consolidated Financial Data

                                                                 Year ended December 31,
                                               ------------------------------------------------------------
(In millions)                                    1998         1997         1996         1995         1994
                                               ------------------------------------------------------------

Total revenues................................ $ 7,203      $ 5,784      $ 5,751      $ 4,798      $ 3,148
Net premiums written..........................   5,984        4,545        4,573        3,561        2,573
Net investment income.........................     985          910          837          676          528
Net realized gains on investments.............     432          303          223          191          103
Earnings before income taxes..................   1,070          882          780          561          409
Net earnings..................................     779          648          567          437          358
Total investments.............................  21,987       18,343       16,479       15,394        9,850
Total assets..................................  35,047       27,532       25,388       25,613       14,496
Stockholder's equity.......................... $ 6,020      $ 5,374      $ 4,760      $ 4,191      $ 2,722
Return on equity (average)....................    13.7%        12.8%        12.7%        12.6%        12.7%
Stockholder's equity, excluding unrealized
   gains (losses) on investment securities.... $ 5,088      $ 4,628      $ 4,260      $ 3,755      $ 2,888
Return on equity (average), excluding
   unrealized gains (losses) on investment
   securities.................................    16.0%        14.6%        14.1%        13.2%        13.0%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

Overview

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net premiums written increased $1,439 million or 32% in 1998, primarily attributable to growth in various product lines, including new P&C business associated with the acquisition of the renewal rights of business from IRI and Coregis and the acquisitions of Medical Protective and Kemper Re. This increase was partially offset by three significant quota share life reinsurance contracts obtained in 1997 that did not recur in 1998, the impact of foreign currency translation in association with the strengthening of the U.S. dollar and continued competitive market conditions.

Net earnings increased $131 million or 20% in 1998, including an increase in after-tax net realized gains on investments of $75 million. Excluding after-tax net realized gains on investments, net earnings increased $56 million or 12% in 1998. This increase was primarily attributable to a $75 million increase in net investment income, primarily due to the acquisitions of Medical Protective and Kemper Re and continued growth in the investment portfolios, and a $47 million increase in other revenues, primarily due to an increase in revenues generated from investment-related life reinsurance products and financial reinsurance transactions. These increases were partially offset by a decrease in underwriting results reflecting increased underwriting and operating expenses associated with the acquisitions and continued competitive market conditions.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net premiums written in 1997 were $4,545 million compared to $4,573 million in 1996. The slight decrease was primarily attributable to a decrease in international P&C net premiums written reflecting competitive market conditions, the repositioning of certain portfolios to minimize loss accumulations and the impact of foreign currency translation in association with the strengthening of the U.S. dollar. This decrease in international P&C net premiums written was substantially offset by an increase in domestic business reflecting strong growth in life reinsurance business and the assumption of the renewal rights of a portfolio of specialty P&C business obtained as a result of GE Capital Corporation's acquisition of the renewal rights of business from Coregis.

Net earnings increased $81 million or 14% in 1997, including an increase in after-tax net realized gains on investments of $49 million. Excluding after-tax net realized gains on investments, net earnings increased $32 million or 7% in 1997. This increase was primarily attributable to a $73 million increase in net investment income, primarily due to continued growth in the investment portfolios, and a $61 million increase in other revenues, primarily due to an increase in revenues generated from investment-related life reinsurance products and financial reinsurance transactions. These increases were partially offset by a decrease in P&C underwriting results reflecting increased underwriting and operating expenses and competitive market conditions.

Domestic Property and Casualty Business

                                                    Year ended December 31,
                                                 -------------------------------
(In millions)                                     1998        1997        1996
                                                 -------------------------------

Net premiums written............................ $2,499      $1,809      $1,741
Net underwriting loss...........................    (58)        (64)        (98)
Net investment income...........................    419         389         390
Earnings before income taxes....................    601         489         415
Net realized gains on investments...............    311         212         169
Earnings before income taxes, excluding
   net realized gains on investments............    290         277         246
GAAP ratios (1):
   GAAP claims and claim expense ratio..........   68.9%       70.8%       75.7%
   GAAP underwriting expense ratio..............   33.6%       33.0%       29.7%
                                                  -----       -----       -----
   GAAP combined ratio..........................  102.5%      103.8%      105.4%
                                                  =====       =====       =====

(1) Represents data for the applicable periods calculated in accordance with GAAP. Claims and claim expense ratio represents incurred claims and claim expenses as a percentage of net premiums earned. Underwriting expense ratio represents acquisition costs and other underwriting expenses (excluding amortization of intangibles, interest expense and minority interest in net earnings of consolidated subsidiaries) as a percentage of net premiums earned. The combined ratio represents the sum of the claims and claim expense ratio and the underwriting expense ratio.


Net premiums written increased $690 million or 38% in 1998, primarily attributable to growth in various product lines, including new P&C business associated with the acquisition of the renewal rights of business from IRI and Coregis and the acquisitions of Medical Protective and Kemper Re, partially offset by continued competitive market conditions. Net premiums written increased $68 million or 4% in 1997, primarily attributable to new business associated with GE Capital Corporation's acquisition of the renewal rights of business from Coregis and growth in the national accounts business, partially offset by the termination of certain long-term disability business and continued competitive market conditions.

Typically, the underwriting performance of P&C business is measured in terms of a combined ratio. The combined ratio is the sum of the loss ratio and the underwriting expense ratio, with a ratio lower than 100% indicating an underwriting profit and a ratio greater than 100% indicating an underwriting loss. Although the combined ratio has been greater than 100% for the three years presented above, the operating results of insurance/reinsurance companies include net investment income which generally yields an overall operating profit as reflected above in the caption "Earnings before income taxes, excluding net realized gains on investments."

The lower combined ratio in 1998 primarily reflects a general reduction in incurred losses caused by a decline in both the frequency and overall severity of claims, partially offset by an increase in hurricane and other weather-related catastrophe losses. The lower combined ratio in 1997 primarily reflects a reduction in catastrophe costs due to a decline in both the frequency and severity of catastrophe losses, although it was moderately impacted by an increase in underwriting and operating costs associated with the implementation of new strategic business initiatives.

Net investment income increased $30 million or 8% in 1998, primarily attributable to the acquisitions of Medical Protective and Kemper Re and continued growth in the investment portfolios. Net investment income of $389 million in 1997 was comparable to the $390 million in 1996.

Earnings before income taxes, excluding net realized gains on investments, increased $13 million or 5% in 1998, primarily attributable to the decrease in the combined ratio and the increase in net investment income discussed above. Earnings before income taxes, excluding net realized gains on investments, increased $31 million or 13% in 1997, primarily attributable to the decrease in the combined ratio discussed above.

International Property and Casualty Business

                                                     Year ended December 31,
                                                 -------------------------------
(In millions)                                     1998        1997        1996
                                                 -------------------------------

Net premiums written............................ $2,389      $1,684      $2,196
Net underwriting gain (loss)....................    (31)        (64)         18
Net investment income...........................    286         292         266
Earnings before income taxes....................    312         241         247
Net realized gains on investments...............     87          48          31
Earnings before income taxes, excluding
   net realized gains on investments............    225         193         216
GAAP ratios (1):
   GAAP claims and claim expense ratio..........   70.5%       70.1%       68.0%
   GAAP underwriting expense ratio..............   30.9%       33.4%       31.2%
                                                  -----       -----        ----
   GAAP combined ratio..........................  101.4%      103.5%       99.2%
                                                  =====       =====        ====

(1) Represents data for the applicable periods calculated in accordance with GAAP. Claims and claim expense ratio represents incurred claims and claim expenses as a percentage of net premiums earned. Underwriting expense ratio represents acquisition costs and other underwriting expenses (excluding amortization of intangibles, interest expense and minority interest in net earnings of consolidated subsidiaries) as a percentage of net premiums earned. The combined ratio represents the sum of the claims and claim expense ratio and the underwriting expense ratio.


Net premiums written increased $705 million or 42% in 1998, primarily attributable to growth in various product lines, including new P&C business associated with the acquisition of Kemper Re, partially offset by the impact of foreign currency translation in association with the strengthening of the U.S. dollar and continued competitive market conditions. Net premiums written decreased $512 million or 23% in 1997, including an approximate $235 million decrease resulting from foreign currency translation in association with the strengthening of the U.S. dollar. Excluding the impact of foreign currency translation, net premiums written decreased approximately $277 million in 1997 reflecting a $58 million increase in ceded premium resulting from an expanded retrocession program, the repositioning of certain portfolios to minimize loss accumulations and a general decrease in premium rates associated with competitive market conditions.

The lower combined ratio in 1998 primarily reflects a general reduction in incurred losses caused by a decline in both the frequency and overall severity of claims, partially offset by the an increase in aviation, hurricane and other weather-related catastrophe losses. The higher combined ratio in 1997 primarily reflects less favorable loss experience, a general decline in international premium rates and market conditions, increased underwriting and operating costs associated with the implementation of new strategic business initiatives and certain large catastrophe losses such as the Eastern Europe floods and aviation losses.

Net investment income decreased $6 million or 2% in 1998, primarily attributable to market conditions, partially offset by the acquisition of Kemper Re. Net investment income increased $26 million or 10% in 1997, primarily attributable to continued growth in the investment portfolios, partially offset by the impact of foreign currency translation in association with the strengthening of the U.S. dollar.

Earnings before income taxes, excluding net realized gains on investments, increased $32 million or 17% in 1998, primarily attributable to the decrease in the combined ratio discussed above. Earnings before income taxes, excluding net realized gains on investments, decreased $23 million or 11% in 1997, primarily attributable to the increase in the combined ratio discussed above, partially offset by the increase in net investment income discussed above and a $27 million increase in other revenues, primarily due to fees generated from financial reinsurance transactions.

Life Reinsurance Business

                                                       Year ended December 31,
                                                      --------------------------
(In millions)                                          1998       1997      1996
                                                      --------------------------

Revenues............................................. $1,525     $1,283     $881
Earnings before income taxes.........................    157        152      118

Revenues, which consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions, increased $242 million or 19% in 1998. This increase was primarily attributable to growth in the traditional life and credit life business and fees generated from investment-related life reinsurance products and financial reinsurance transactions. Revenues increased $402 million or 46% in 1997, primarily attributable to growth in the domestic traditional life and credit life business, principally related to four significant quota share reinsurance contracts, and fees generated from investment-related life reinsurance products and financial reinsurance transactions.

Earnings before income taxes increased $5 million or 3% in 1998, including a $9 million decrease in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes increased $14 million or 13% in 1998, primarily attributable to an increase in net investment income, primarily due to continued growth in the investment portfolios, and fees generated from investment-related life reinsurance products and financial reinsurance tranactions. Earnings before income taxes increased $34 million in 1997, including a $20 million increase in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes increased $14 million in 1997, primarily attributable to an increase in net investment income, primarily due to continued growth in the investment portfolios, and fees generated from investment-related life reinsurance products and financial reinsurance transactions.


Liquidity and Capital Resources

GE Global Insurance's ability to meet its obligations, including debt service and operating expenses, and pay dividends to its shareholder depends primarily upon its receipt of sufficient funds from its insurance subsidiaries. The payment of dividends by ERC and Kemper Re are subject to restrictions set forth in the insurance laws of Missouri and Illinois, respectively, as well as other restrictions. Historically, the Company's liquidity requirements have been met by funds provided from operations and from the maturity and sales of investments.

Cash flows from operating activities, which primarily consists of premiums collected during the period in excess of payments made for claims and claim expenses, decreased $586 million in 1998. This decrease was primarily attributable to an increase in claim settlements relative to the collection of premiums, the timing of reinsurance settlements in association with catastrophe loss recoverables and an increase in underwriting and operating cash outlays associated with the acquisition of the renewal rights of business from IRI and Coregis and the acquisitions of Medical Protective and Kemper Re. Cash flows from operating activities increased $31 million in 1997, primarily attributable to a decrease in claim settlements relative to the collection of premiums, partially offset by an increase in underwriting and operating cash outlays associated with the implementaion of new strategic business initiatives.

Cash flows used for investing activities decreased $423 million in 1998, primarily attributable to an increase in the maturity and sales of investments, partially offset by the acquisitions of Medical Protective and Kemper Re. Cash flows used for investing activities increased $290 million in 1997, primarily attributable to the purchase of other invested assets and the acquisition of minority shares associated with the Company's 1995 acquisition of Frankona Ruckversicherungs-Aktiengesellschaft ("Frankona Re").

Cash flows from financing activities increased $182 million in 1998, primarily attributable to an increase in the proceeds from short-term borrowings associated with the acquisitions of Medical Protective and Kemper Re, partially offset by the change in contract deposits associated with the commutation of a financial reinsurance treaty and an increase in dividends paid to affiliates. Cash flows from financing activities decreased $47 million in 1997, primarily attributable to an increase in dividends paid to affiliates, partially offset by the change in contract deposits and an increase in the proceeds from short-term borrowings.

In 1996, GE Global Insurance executed a $1 billion shelf registration statement of senior unsecured debt securities rated AA by Standard & Poor's, of which $600 million was outstanding as of December 31, 1998. On March 1, 1999, the Company issued the remaining $400 million of redeemable senior unsecured debt securities at 6.45% per annum that are scheduled to mature on March 1, 2019. The Company received $395 million in net proceeds from the issuance of these notes (after deduction of underwriting discounts and commissions) which was used to repay a significant portion of the outstanding short-term borrowings under the intercompany credit agreement with GE Capital Services in association with the funding of the Kemper Re acquisition.

In addition, the Company has a one-year $600 million revolving credit agreement with GE Capital Services which enables the Company to borrow from GE Capital Services at an interest rate per annum equal to GE Capital Services' cost of funds for a one year period. The agreement shall be automatically extended for successive terms of one year each unless terminated in accordance with terms of the agreement.


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

In structuring its fixed maturity portfolios, the Company considers the duration of its assets and claims and claim expense reserves. Most fixed maturity portfolios have total return benchmarks against which relative performance is measured. The total return benchmarks include investment income and realized and unrealized gains and losses on investments. Equity funds are managed for total return, and performance is measured against equity benchmarks.

On a worldwide basis, the Company manages 64% of its investments internally. General Electric Investment Corporation manages an additional 15% of the Company's investments, and the balance is managed by unaffiliated outside managers.

The Company's investment results are summarized as follows:

                                                             Year ended December 31,
                                               ---------------------------------------------------
(In millions)                                    1998       1997       1996      1995       1994
                                               ---------------------------------------------------

Average invested assets (at cost)............. $18,794    $16,417    $15,195   $12,153     $9,020
Net investment income.........................     985        910        837       676        528
Net effective yield...........................     5.2%       5.5%       5.5%      5.6%       5.9%
Net realized gains on investments............. $   432    $   303    $   223    $  191     $  103
Unrealized gains (losses) on investment
   securities before deferred income taxes....   1,554      1,189        799       684       (251)

The Company continues to seek opportunities to enhance investment yield through a conservative, primarily fixed maturity investment strategy. Its current investment strategy does not contemplate material additional investments in non-investment grade debt securities, commercial real estate, commercial mortgages, equity securities or derivatives.

Domestic Investment Operations. The Company's domestic property and casualty investment portfolios are principally invested in tax-exempt state and municipal bonds, which the Company believes provide the most attractive after-tax yield. Some additional commitment was made to equity securities, primarily through limited partnership arrangements, in 1996 to enhance total investment returns in the longer term. The Company's domestic life investment portfolios are largely invested in taxable debt securities.

The Company's domestic fixed maturity portfolios categorized by rating based on market values are summarized as follows:

                                                      Domestic Property
                                                        and Casualty          Domestic Life
                                                      ---------------------------------------
                                                                     December 31,
                                                      ---------------------------------------
                                                       1998       1997       1998       1997
                                                      ---------------------------------------

U.S. government and government agency securities.....   9.0%       1.4%       6.6%       8.3%
Aaa..................................................  39.0       48.9        4.5        1.8
Aa...................................................  26.9       27.1        6.7        2.8
A....................................................  12.2       11.4       20.9       16.9
Baa..................................................   1.2        0.5       13.5        9.4
Ba...................................................   0.2        0.1        2.1        1.5
Canadian securities..................................   2.5        3.9        0.0        0.0
Mortgage-backed and other asset-backed securities....   3.9        0.3       37.6       45.8
Other................................................   5.1        6.4        8.1       13.5
                                                      -----      -----      -----      -----
   Total............................................. 100.0%     100.0%     100.0%     100.0%
                                                      =====      =====      =====      =====

Ratings are as assigned by Moody's when available, or by S&P and converted to the generally comparable Moody's rating.

The Company's emphasis on investment quality is evidenced by the preceding table, which indicates that the bonds in the Company's investment portfolios are principally invested in either U.S. government and government agency securities or issues rated "A" or above. The Canadian securities held by the Company are similar in quality to the other securities held in its domestic property and casualty portfolio. Bonds held by the Company in its domestic life portfolios include mortgage-backed and other asset-backed securities that are matched to the liability profile of specific life reinsurance contracts. Investments in mortgage-backed and other asset-backed securities are limited to lower risk tranches and do not include any interest only or principal only elements. Mortgage-backed and other asset-backed securities in the Company's investment portfolio were principally issued by Federal agencies. The balance of the other securities held in the domestic life portfolios are principally U.S. government and government agency securities and other bonds with an investment grade rating. The Company does not contemplate significant additional investment in non-investment grade securities in either the property and casualty or life portfolios.

International Investment Operations. The investment portfolios of the Company's international operations (other than certain equity portfolios, which are managed by outside managers) are managed by the ERC Frankona Group's investment personnel based in Munich, within guidelines established by the management of the ERC Frankona Group and under the overall supervision and review of ERC's investment department.

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

As of December 31, 1998, the fair value of the ERC Frankona Group's investments totaled $7,256 million, an increase of $891 million from December 31, 1997. The composition of ERC Frankona Group's investments is summarized as follows:

                                                                 December 31,
                                                               -----------------
                                                                1998       1997
                                                               -----------------

            Fixed maturity securities.........................  81.3%      81.4%
            Equity securities.................................  12.6%      13.2%
            Other invested assets.............................   6.1%       5.4%
                                                               -----      -----

            Total............................................. 100.0%     100.0%
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

The Company manages its exposure to currency principally by matching the underlying reinsurance liabilities with the corresponding assets. Any remaining significant net asset/liability positions in a given currency are hedged with forward currency purchase or sale contracts to further mitigate currency exposures. The Company also hedges its currency risk on a portion of its foreign subsidiary investments by utilizing currency swaps that have been designated to modify currency exposure associated with specific debt instruments.

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

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts:

     One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such a decrease, including repricing effects in the securities portfolio, would reduce the 1999 net earnings of the Company based on December 31, 1998 positions by an insignificant amount.

     One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Company assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10 percent decrease (20 percent for hyperinflationary economies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 1999 net earnings of the Company based on December 31, 1998 positions by an insignificant amount.

Recent economic developments in parts of Asia have altered somewhat the risks and opportunities of Company activities in affected economies. These activities encompass providing certain reinsurance products and investing in marketable securities within those Asian economies. As such, exposure exists to, among other things, increased receivable delinquencies and potential bad debts, impairment of marketable securities and increased reinsurance claims activity. Conversely, new reinsurance opportunities may arise and the liberalization of financial and reinsurance regulation may open new opportunities to penetrate Asian markets. Taken as a whole, while this situation bears close monitoring and increased management attention, the current situation is expected to have an immaterial impact on the Company's results of operations, financial position and cash flows in 1999.


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

Year 2000

Year 2000 will test the capability of business processes to function correctly. The Company, in conjunction with GE Company and GE Capital Services, has undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers, as well as to assess the extent to which Year 2000 issues will affect its customers. Each business within the GE Company structure has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure - identify and inventory possible sources of Year 2000 issues; (2) analyze - determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve - execute  project plans and perform a majority of the testing;  and
(4) control - complete testing, continue monitoring readiness and complete necessary contingecy plans. The progress of this program is monitored at each business and Company-wide reviews with senior management are conducted monthly. The first three phases of the program have been completed for a substantial majority of mission-critical activities. Management plans to have nearly all significant information systems, product and services and facilities through the control phase of the program by mid-1999.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers and customers. Business operations are also affected by the Year 2000 readiness of customers and infrastructure suppliers in areas such as utilities, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes for the Company's businesses, affect their customers' ability to repay amounts owed or result in an increased level of insurance claims activity. The likelihood and effects of failures in the customer base, infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of its businesses, suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the results of operations, financial position or liquidity of the Company.

Including amounts attributable to recent acquisitions, total Year 2000 remediation expenditures are expected to be approximately $4 million, of which approximately 90% was spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. Most of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

In addition, the Company has evaluated the possibility of experiencing an increase in property and casualty insurance and reinsurance claims and claim expenses arising as a result of Year 2000-related exposures. Management is unable to reasonably estimate the amount or range of loss that may occur due to the uncertainty surrounding the likelihood of computer system failures and what portion, if any, will be deemed to be insured losses. Accordingly, the Company is unable to determine whether such losses may have an adverse effect on its results of operations, financial position or cash flows. The Company's loss mitigation strategy includes adding Year 2000 considerations to its underwriting guidelines, as well as its decisions to purchase retrocessional coverage. In addition, the Company employs an active claims management strategy which will include the coordinated handling of any Year 2000-related claims.

New Accounting Standards

New accounting standards issued in 1998 are described below:

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. The Company will adopt the Statement on January 1, 2000. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effects of adoption as it believes that such determination will not be meaningful until closer to the adoption date.


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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on the Company is discussed on pages 19-20.


Item 8.  Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and the Independent Auditors' Report thereon and the Supplementary Financial Statement Schedules listed on the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
            Financial Disclosure.

Not applicable


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Omitted


Item 11.  Executive Compensation.

Omitted

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted


Item 13.  Certain Relationships and Related Transactions.

Omitted


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1.  Financial Statements and Schedules.

           The consolidated financial statements of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 24).

   (a) 2.  Financial Statement Schedules.

           The consolidated financial statement schedules of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 24).

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

           10.1 First Whole Account Aggregate Excess of Loss Retrocession Agreement (E1), between Employers Reinsurance Corporation and National Indemnity Company, dated January 1, 1998 (portions redacted in accordance with application for confidentiality previously filed).

           10.2 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and Zurich Reinsurance (North America), Inc. of New York, dated January 1, 1998 (portions redacted in accordance with application for confidentiality previously filed).

           10.3 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and National Union Fire Insurance Company of Pittsburgh, PA, dated January 1, 1998 (portions redacted in accordance with application for confidentiality previously filed).

           12     Computation of ratio of earnings to fixed charges.

           23     Consent of KPMG LLP.


   (b)     Reports on Form 8-K.

           None.

                                   ITEM 14(a)

                     GE Global Insurance Holding Corporation
                                and Subsidiaries

                                    Index to
                        Consolidated Financial Statements
                                       and
                          Financial Statement Schedules


                                                                            Page
                                                                            ----

Consolidated Financial Statements
   Independent Auditors' Report..............................................25
   Consolidated Statement of Earnings........................................26
   Consolidated Statement of Financial Position..............................27
   Consolidated Statement of Stockholder's Equity............................29
   Consolidated Statement of Cash Flows......................................30
   Notes to Consolidated Financial Statements................................31

Financial Statement Schedules
   Schedule II - Condensed Financial Information of Registrant...............57
   Schedule III - Supplementary Insurance Information........................61

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
GE Global Insurance Holding Corporation:


We have audited the accompanying consolidated statements of financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP


Kansas City, Missouri
January 22, 1999

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings


                                                         Year ended December 31,
                                                      ------------------------------
(In millions)                                          1998        1997        1996
                                                      ------------------------------

Revenues
Net premiums written (Note 10)                        $5,984      $4,545      $4,573
                                                      ======      ======      ======

Net premiums earned (Note 10)                         $5,635      $4,467      $4,648
Net investment income (Note 4)                           985         910         837
Net realized gains on investments (Note 4)               432         303         223
Other revenues                                           151         104          43
                                                      ------      ------      ------
Total revenues                                         7,203       5,784       5,751
                                                      ------      ------      ------

Costs and Expenses
Claims, claim expenses and policy benefits             4,103       3,260       3,373
Insurance acquisition costs                            1,357       1,073       1,106
Amortization of intangibles                               89          78          82
Interest expense                                          55          42          42
Other operating costs and expenses                       444         366         284
Minority interest in net earnings of consolidated
   subsidiaries (Notes 3 and 11)                          85          83          84
                                                      ------      ------      ------
Total costs and expenses                               6,133       4,902       4,971
                                                      ------      ------      ------

Earnings before income taxes                           1,070         882         780
                                                      ------      ------      ------

Provision for income taxes (Note 7):
   Current                                               324         (37)        207
   Deferred                                              (33)        271           6
                                                      ------      ------      ------
                                                         291         234         213
                                                      ------      ------      ------

Net earnings                                          $  779      $  648      $  567
                                                      ======      ======      ======


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                  Consolidated Statement of Financial Position


                                                                        December 31,
                                                                    ---------------------
(In millions)                                                         1998         1997
                                                                    ---------------------

Assets
Investments (Note 4):
   Fixed maturity securities available-for-sale, at fair value      $18,161      $14,816
   Equity securities, at fair value                                   2,722        2,513
   Short-term investments, at amortized cost                            596          661
   Other invested assets                                                508          353
                                                                    -------      -------
   Total investments                                                 21,987       18,343

Cash                                                                    258          269

Securities and indebtedness of related parties                          564          318

Accrued investment income                                               424          369

Premiums receivable                                                   2,886        2,279

Funds held by reinsured companies                                       726          502

Reinsurance recoverables                                              3,915        2,791

Deferred insurance acquisition costs                                  1,203          844

Intangible assets (Note 5)                                            1,492          897

Other assets                                                          1,592          920
                                                                    -------      -------

Total assets                                                        $35,047      $27,532
                                                                    =======      =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Consolidated Statement of Financial Position (continued)


                                                                        December 31,
                                                                    ---------------------
(In millions)                                                         1998         1997
                                                                    ---------------------

Liabilities and equity
Claims and claim expenses (Note 6)                                  $15,852      $10,961
Accumulated contract values                                           2,271        2,305
Future policy benefits for life and health contracts                  1,664        1,604
Unearned premiums                                                     2,165        1,244
Other reinsurance balances                                            1,487        1,125
Income taxes payable (Note 7)                                           138          191
Contract deposit liabilities                                          1,485        1,812
Other liabilities                                                       635          518
Deferred income taxes (Note 7)                                          539          646
Long-term borrowings (Note 9)                                           557          556
Indebtedness to related parties (Note 8)                              1,058           19
                                                                    -------      -------
   Total liabilities                                                 27,851       20,981
                                                                    -------      -------

Minority interest in equity of consolidated
   subsidiaries (Notes 3 and 11)                                      1,176        1,177
                                                                    -------      -------

Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                                150          150
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                                  5            5
Paid-in capital                                                         845          845
Retained earnings                                                     4,161        3,660
Accumulated unrealized gains on investment securities - net (a)         932          746
Accumulated foreign currency translation adjustments (a)                (73)         (32)
                                                                    -------      -------
   Total stockholder's equity                                         6,020        5,374
                                                                    -------      -------

Total liabilities and equity                                        $35,047      $27,532
                                                                    =======      =======

(a) The sum of accumulated unrealized gains on investment securities and accumulated foreign currency translation adjustments constitutes
     "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $859 million and $714 million at year-end 1998 and 1997, respectively.


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity



                                                                                                           Accumulated
                                                                                                            Nonowner
                                                                                                             Changes
                                                                 Preferred   Common   Paid-In   Retained   Other Than
(In millions)                                                      Stock     Stock    Capital   Earnings    Earnings      Total
                                                                 ---------------------------------------------------------------

Balances, January 1, 1996                                           $150       $5      $845     $2,743        $448       $4,191
                                                                                                                         ------
   Changes other than transactions with share owner:
      Net earnings                                                     -        -         -        567           -          567
      Net unrealized gains on investment securities (a)                -        -         -          -          64           64
      Foreign currency translation adjustments (b)                     -        -         -          -           3            3
                                                                                                                         ------
      Total changes other than transactions with share owner                                                                634
                                                                                                                         ------

   Dividends paid on preferred stock                                   -        -         -         (7)          -           (7)
   Dividends paid on common stock                                      -        -         -        (58)          -          (58)
                                                                    ----       --      ----     ------        ----        -----

Balances, December 31, 1996                                          150        5       845      3,245         515        4,760
                                                                                                                         ------
   Changes other than transactions with share owner:
      Net earnings                                                     -        -         -        648           -          648
      Net unrealized gains on investment securities (a)                -        -         -          -         246          246
      Foreign currency translation adjustments (b)                     -        -         -          -         (47)         (47)
                                                                                                                         ------
      Total changes other than transactions with share owner                                                                847
                                                                                                                         ------

   Dividends paid on preferred stock                                   -        -         -         (8)          -           (8)
   Dividends paid on common stock                                      -        -         -       (225)          -         (225)
                                                                    ----       --      ----     ------        ----       ------

Balances, December 31, 1997                                          150        5       845      3,660         714        5,374
                                                                                                                         ------
   Changes other than transactions with share owner:
      Net earnings                                                     -        -         -        779           -          779
      Net unrealized gains on investment securities (a)                -        -         -          -         186          186
      Foreign currency translation adjustments (b)                     -        -         -          -         (41)         (41)
                                                                                                                         ------
      Total changes other than transactions with share owner                                                                924
                                                                                                                         ------

   Dividends paid on preferred stock                                   -        -         -         (8)          -           (8)
   Dividends paid on common stock                                      -        -         -       (270)          -         (270)
                                                                    ----       --      ----     ------        ----       ------
Balances, December 31, 1998                                         $150       $5      $845     $4,161        $859       $6,020
                                                                    ====       ==      ====     ======        ====       ======

(a) Presented net of deferred taxes of $(141) million, $(146) million and $(51) million in 1998, 1997 and 1996, respectively.

(b) Presented net of current and deferred taxes of $20 million, $17 million and $(3) million in 1998, 1997 and 1996, respectively.


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                                                                     Year ended December 31,
                                                               ----------------------------------
(In millions)                                                    1998         1997         1996
                                                               ----------------------------------

Cash Flows From Operating Activities
Net earnings                                                   $   779      $   648      $   567
Adjustments to reconcile net earnings to cash
   from operating activities:
      Claims and claim expenses                                    732          621          489
      Future policy benefits for life and health contracts         161          211          157
      Unearned premiums                                            245          137            1
      Funds held by reinsured companies                           (118)          (5)         104
      Reinsurance recoverables                                    (689)         103          210
      Deferred income taxes                                        (33)         271            6
      Income taxes payable (receivable)                           (116)          25           66
      Other, net                                                    31         (510)        (460)
      Amortization of insurance acquisition costs                1,357        1,073        1,106
      Insurance acquisition costs deferred                      (1,606)      (1,374)      (1,157)
      Net realized gains on investments                           (432)        (303)        (223)
                                                               -------      -------      -------
   Cash from operating activities                                  311          897          866
                                                               -------      -------      -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                    (4,788)      (6,058)      (6,219)
   Sales                                                         3,963        4,494        4,896
   Maturities                                                      843          734          610
Equity securities:
   Purchases                                                    (1,331)      (1,240)      (1,330)
   Sales                                                         1,602        1,383        1,178
Net (purchases) sales of short-term investments                    236         (231)         (28)
Cash paid for acquisitions and in force reinsurance
   transactions (Note 3)                                        (1,018)         (89)           -
Other investing activities                                        (161)         (70)         106
                                                               -------      -------      -------
   Cash used for investing activities                             (654)      (1,077)        (787)
                                                               -------      -------      -------

Cash Flows From Financing Activities
Change in contract deposits                                       (362)         513          460
Net contract accumulation payments                                 (42)        (160)        (161)
Proceeds from short-term borrowings (Note 8)                     1,061           23            -
Principal payments on short-term borrowings (Note 8)               (54)           -         (600)
Proceeds from long-term borrowings (Note 9)                          -            -          556
Dividends paid                                                    (278)        (233)         (65)
                                                               -------      -------      -------
   Cash from financing activities                                  325          143          190
                                                               -------      -------      -------

Effect of exchange rate changes on cash                              7          (71)        (347)
                                                               -------      -------      -------

Decrease in cash                                                   (11)        (108)         (78)
Cash at beginning of year                                          269          377          455
                                                               -------      -------      -------
Cash at end of year                                            $   258      $   269      $   377
                                                               =======      =======      =======


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

Principles of Consolidation

GE Global Insurance Holding Corporation ("GE Global Insurance") is a wholly-owned subsidiary of General Electric Capital Services, Inc. ("GE Capital Services"), which is a wholly-owned subsidiary of General Electric Company ("GE Company"). The accompanying consolidated financial statements of GE Global Insurance include the accounts and operations, after intercompany eliminations, of GE Global Insurance, Employers Reinsurance Corporation ("ERC") and Kemper Reinsurance Company ("Kemper Re"). ERC and Kemper Re are reinsurance companies with various property/casualty reinsurance, life reinsurance and insurance intermediary subsidiaries. GE Global Insurance owns 100% of the common stock of ERC and Kemper Re, representing 89.5% and 100% of ERC's and Kemper Re's voting rights, respectively, and General Electric Capital Corporation ("GE Capital Corporation" - a wholly-owned subsidiary of GE Capital Services) owns 100% of ERC's preferred stock, representing 10.5% of ERC's voting rights. GE Global Insurance and its consolidated subsidiaries are collectively referred to as "the Company."

Other affiliates, generally companies in which the Company owns 20 to 50 percent of the voting rights, are included in other invested assets and valued at the appropriate share of equity plus loans and advances.


Basis of Accounting

The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"), which, as to the insurance company subsidiaries, vary from statutory accounting practices prescribed or permitted by insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.


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


Property and Casualty Insurance/Reinsurance Segment

Premiums are reported as earned over the terms of the related insurance/reinsurance treaties or policies. In general, earned premiums are calculated on a pro rata basis, are determined based on reports received from reinsureds or are estimated if reports are not received timely from reinsureds. Premium adjustments under retrospectively rated reinsurance contracts are recorded based on estimated claims and claim expenses, including both case and incurred but not yet reported liabilities. Assumed foreign reinsurance is accounted for using the periodic method.

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.  Summary of Significant Accounting Policies (continued)

The liabilities for claims and claim expenses represent the estimated liabilities for reported claims plus those incurred but not yet reported and the related estimated claim expenses. The liabilities for claims and claim expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate cost of all claims incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the liabilities for claims and claim expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates. Included in the liabilities for claims and claim expenses are $940 million and $1,000 million at December 31, 1998 and 1997, respectively, of long-term disability claims that are discounted at a 6% rate (See Note 12).

Amounts recoverable from reinsurers related to the liabilities for claims and claim expenses are estimated in a manner consistent with the related liabilities associated with the reinsured policies.


Life Reinsurance Segment

The Company provides reinsurance for life and health insurance and annuities. These products can be classified into three groups: traditional insurance contracts, universal life insurance contracts and investment contracts. Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk, while investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Universal life insurance contracts are insurance contracts with terms that are not fixed and guaranteed.

Revenues for traditional insurance contracts are recognized as revenues when due or over the terms of the policies. For universal life contracts and investment contracts, premiums received are reported as liabilities ("accumulated contract values"), not as revenues. Revenues from universal life contracts and investment contracts are recognized for assessments made against the policyholder's accumulated contract values for insurance, policy administration, surrenders and other authorized charges.

Future policy benefits for traditional life and health contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or at the date of purchase. Interest rate assumptions used in calculating the present value range from 3.00% to 8.50% at December 31, 1998 and 1997. Interest rates credited to universal life contracts and investment contracts are guaranteed for the policy terms with renewal rates determined by management. Such crediting interest rates ranged from 3.00% to 9.00% in 1998, 3.75% to 9.00% in 1997 and 3.25% to 9.00% in
1996.

Acquisition costs include costs and expenses that vary with, and are primarily related to, the acquisition of insurance and investment contracts, such as commissions and certain support costs, such as underwriting and policy issuance expenses. For universal life contracts and investment contracts, the amortization is based on the anticipated gross profits from investments, surrender and other charges net of interest credited, mortality and maintenance expenses. As actual gross profits vary from projected gross profits, the impact on amortization is included in net income. For traditional insurance contracts, the acquisition costs are amortized over the premium paying periods using assumptions consistent with those used in computing future policy benefit reserves.

The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred insurance acquisition costs. Unamortized balances are adjusted to reflect experience and impairment, if any.

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


Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible premiums receivable, reinsurance recoverables and other doubtful receivables. The allowance is recorded as a valuation account that reduces the corresponding asset. The allowance totaled $80 million and $48 million at December 31, 1998 and 1997, respectively.


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


Statement of Cash Flows

Cash includes cash on hand, demand deposits and certificates of deposit. All highly liquid investments with an original maturity of three months or less are classified as short-term investments in the consolidated statement of financial position, and transactions as such are considered investing activities in the consolidated statement of cash flows.


Reinsurance

Reinsurance contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the reinsurer (or retrocessionaire) may realize a significant loss from the insurance risk assumed are required to be accounted for as deposits. These contract deposits are classified as contract deposit assets (included in "other assets") or "contract deposit liabilities" and are accounted for as financing transactions with interest income or expense credited or charged to the contract deposits.


Income Taxes

GE Global Insurance, together with its domestic property/casualty insurance/reinsurance company subsidiaries, one domestic life insurance company subsidiary and its parent, GE Capital Services, are included in the consolidated federal income tax return of GE Company. GE Global Insurance's other domestic life insurance company subsidiary is taxed as a life insurance company, and that subsidiary files a separate income tax return.

The international insurance company subsidiaries of GE Global Insurance file separate income tax returns in the countries where the subsidiaries are domiciled.

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.  Summary of Significant Accounting Policies (continued)

Interest Rate and Currency Risk Management

As a matter of policy, the Company does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets. The Company utilizes various financial instruments, such as currency and interest rate swaps, options and currency forwards, to lessen its exposure to movements in interest rates and foreign currency exchange rates.

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


Foreign Currency Translation

The Company operates in a multiple functional currency environment whereby revenues and expenses in functional currencies are translated using periodic weighted average exchange rates during the year and functional currency assets and liabilities are translated at the rates of exchange in effect at the close of the year. Gains or losses resulting from translating the functional currencies into U.S. dollars are accumulated in a separate component of stockholder's equity, entitled "accumulated foreign currency translation adjustments." The Company partially hedges its foreign currency risk on its foreign subsidiary investments by utilizing a cross currency swap (See Note 14). The gain on the cross currency swap, which is included in "accumulated foreign currency translation adjustments", was $124 million and $192 million at December 31, 1998 and 1997, respectively. The net effect of foreign currency transactions on operating results during 1998, 1997 and 1996 was immaterial.


Benefit Plans

Employees of the Company and its subsidiaries, excluding international subsidiaries, are covered by a trusteed, noncontributory defined benefit plan and unfunded postretirement plans that provide medical benefits and life insurance benefits to substantially all employees and their dependents. Certain of the Company's international subsidiaries also sponsor noncontributory defined benefit plans for their employees. The net effect of all benefit plans on the consolidated statement of financial position and statement of earnings for 1998, 1997 and 1996 was immaterial.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


3.  Joint Ventures and Acquisitions

Subsequent to the Company's acquisition of over 93% of the outstanding shares of Frankona Ruckversicherungs-Aktiengesellschaft ("Frankona Re") in July, 1995, the Company has continued to purchase the remaining outstanding shares held by minority shareholders. The majority of this activity occurred during 1997 as a result of entering into an agreement with the remaining minority shareholders on December 7, 1996, whereby the Company offered to purchase the remaining outstanding shares at a stipulated price and guaranteed a specific compensation payment. Specifically, the Company paid cash of approximately $69 million in 1997 for shares acquired from the minority shareholders, and the purchase of these shares was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the net assets acquired of approximately $40 million was recognized as goodwill and is being amortized over the remaining initial goodwill amortization period. Minority shareholders who elected not to redeem their outstanding shares under this agreement will receive a stated future annual dividend and forfeited their right to participate in the future net earnings of Frankona Re. As of December 31, 1998, the Company owns approximately 99% of the outstanding shares of Frankona Re.

On January 6, 1998, the Company purchased the assets and assumed the renewal rights of Industrial Risk Insurers ("IRI"), a leader in providing highly protected risk property insurance, for a cash consideration of approximately $235 million. The business underwritten through IRI is managed by a joint venture formed between the Company and the Hartford Steam Boiler Inspection and Insurance Company ("HSB") as stipulated by a management agreement. IRI writes business utilizing the licensing authority of HSB and the business underwritten is subsequently allocated to HSB and the Company in accordance with certain reinsurance agreements between HSB and the Company. In conjunction with this acquisition, the Company purchased $300 million of 7% convertible capital securities from a Delaware business trust formed by HSB's parent, HSB Group, Inc., to provide capital for HSB to support the anticipated increase in gross premiums written associated with the IRI business. The acquisition has been accounted for as a purchase; accordingly, the operating results of IRI have been included in the Company's consolidated financial statements since the date of acquisition.

On October 15, 1998, the Company completed the acquisition of Medical Protective Corporation ("Medical Protective") for a cash consideration of approximately $628 million. The cash consideration was financed by GE Capital Corporation via an interim loan agreement. Medical Protective is the oldest medical professional liability insurer of physicians and dentists in the United States. The acquisition has been accounted for as a purchase; accordingly, the operating results of Medical Protective have been included in the Company's consolidated financial statements since the date of acquisition.

On October 27, 1998, the Company completed the acquisition of Kemper Reinsurance Company ("Kemper Re") for a cash consideration of approximately $468 million. The cash consideration was financed by utilizing existing unused credit facilities. Kemper Re is a property and casualty reinsurance company principally doing business through intermediaries. The acquisition has been accounted for as a purchase; accordingly, the operating results of Kemper Re have been included in the Company's consolidated financial statements since the date of acquisition.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


3.  Joint Ventures and Acquisitions (continued)

The allocations of the purchase price for Medical Protective and Kemper Re are summarized as follows:

                                            Medical
(In millions)                              Protective     Kemper Re      Total
                                           ----------     ---------      -----

Assets acquired, excluding goodwill         $ 1,612       $ 3,228       $ 4,840
Goodwill                                        181           239           420
Liabilities assumed                          (1,165)       (2,999)       (4,164)
                                            -------       -------       -------
Total purchase price                        $   628       $   468       $ 1,096
                                            =======       =======       =======

The following unaudited pro forma information has been prepared as if the acquisitions of Medical Protective and Kemper Re had occurred on January 1, 1997. The pro forma information includes all significant adjustments to the historical results that were directly attributable to the transactions and were expected to have a continuing effect on the Company.

                                         Year ended December 31,
                         -------------------------------------------------------
                                   1998                          1997
                         -------------------------     -------------------------
(In millions)            As Reported     Pro Forma     As Reported     Pro Forma
                         -------------------------     -------------------------

Revenues                   $7,203         $8,098         $5,784         $6,944
Net earnings                  779            812            648            704

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.  Investments

The amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturity securities, equity securities, short-term investments and other invested assets are summarized as follows:

                                                                              December 31, 1998
                                                            -----------------------------------------------------
                                                                            Gross          Gross        Estimated
                                                            Amortized     Unrealized     Unrealized       Fair
(In millions)                                                 Cost          Gains          Losses         Value
                                                            -----------------------------------------------------

Fixed maturity securities:
   U.S. government                                           $ 1,160        $   21         $  (3)        $ 1,178
   International government                                    2,877           217            (2)          3,092
   Tax-exempt                                                  6,138           389            (1)          6,526
   Corporate                                                   4,694           198           (25)          4,867
   U.S. mortgage-backed and other asset-backed                 1,588            46            (4)          1,630
   International mortgage-backed and other asset-backed          821            47             -             868
                                                             -------        ------         -----         -------
   Total fixed maturity securities                            17,278           918           (35)         18,161
Equity securities                                              2,154           640           (72)          2,722
Short-term investments                                           596             -             -             596
Other invested assets                                            405           103             -             508
                                                             -------        ------         -----         -------
Total investments                                            $20,433        $1,661         $(107)        $21,987
                                                             =======        ======         =====         =======


                                                                              December 31, 1997
                                                            -----------------------------------------------------
                                                                            Gross          Gross        Estimated
                                                            Amortized     Unrealized     Unrealized       Fair
(In millions)                                                 Cost          Gains          Losses         Value
                                                            -----------------------------------------------------

Fixed maturity securities:
   U.S. government                                           $   561        $   17         $  (1)        $   577
   International government                                    2,457           120            (3)          2,574
   Tax-exempt                                                  5,542           345             -           5,887
   Corporate                                                   3,342           107            (9)          3,440
   U.S. mortgage-backed and other asset-backed                 1,391            40            (3)          1,428
   International mortgage-backed and other asset-backed          865            45             -             910
                                                             -------        ------         -----         -------
   Total fixed maturity securities                            14,158           674           (16)         14,816
Equity securities                                              1,982           579           (48)          2,513
Short-term investments                                           661             -             -             661
Other invested assets                                            353             -             -             353
                                                             -------        ------         -----         -------
Total investments                                            $17,154        $1,253         $ (64)        $18,343
                                                             =======        ======         =====         =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.  Investments (continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 1998 are summarized, by stated maturity, as follows:

                                                                       Estimated
                                                         Amortized       Fair
(In millions)                                              Cost          Value
                                                         -----------------------

 Maturity:
    Due in 1999                                           $   560       $   565
    Due in 2000-2003                                        3,749         3,886
    Due in 2004-2008                                        5,022         5,263
    Due after 2008                                          5,538         5,949
                                                          -------       -------
                                                           14,869        15,663
 Mortgage-backed and other asset-backed securities          2,409         2,498
                                                          -------       -------
 Total fixed maturity securities                          $17,278       $18,161
                                                          =======       =======

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of investment income are summarized as follows:

                                                        Year ended December 31,
                                                       -------------------------
 (In millions)                                         1998      1997      1996
                                                       -------------------------

 Gross investment income:
    Fixed maturity securities                          $853      $773      $737
    Equity securities                                    59        63        45
    Short-term investments                               32        28        19
    Securities and indebtedness of related parties       19        18        21
    Other                                                33        41        35
                                                       ----      ----      ----
                                                        996       923       857
 Investment expenses                                    (11)      (13)      (20)
                                                       ----      ----      ----
 Net investment income                                 $985      $910      $837
                                                       ====      ====      ====

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.  Investments (continued)

The Company's sales proceeds and realized gains and losses on securities are summarized as follows:

                                                                Year ended December 31,
                                                            -------------------------------
(In millions)                                                1998        1997        1996
                                                            -------------------------------

Sales proceeds from fixed maturity securities               $3,963      $4,494      $4,896
                                                            ======      ======      ======

Net realized gains on investments  before income taxes:
   Fixed maturiy securities:
      Gross realized gains                                  $  124      $  119      $  108
      Gross realized losses                                    (15)        (18)        (36)
   Equity securities:
      Gross realized gains                                     412         285         201
      Gross realized losses                                    (89)        (83)        (50)
                                                            ------      ------      ------
   Total net realized gains before income taxes                432         303         223
Provision for income taxes                                    (164)       (110)        (79)
                                                            ------      ------      ------
Net realized gains on investments, after income taxes       $  268      $  193      $  144
                                                            ======      ======      ======

The change in net unrealized gains (losses), before income taxes, on fixed maturity securities was $225 million, $174 million and $(91) million in 1998, 1997 and 1996, respectively; the corresponding amounts for equity securities were $37 million, $216 million and $206 million in 1998, 1997 and 1996, respectively; and the corresponding amount for other invested assets was $103 million in 1998.

The Company had investments in fixed maturity securities with a carrying amount of $475 million and $565 million at December 31, 1998 and 1997, respectively, on deposit with state insurance departments to satisfy regulatory requirements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


5.  Intangible Assets

The Company's intangible assets are summarized as follows:

                                                                  December 31,
                                                                 ---------------
(In millions)                                                     1998      1997
                                                                 ---------------

Goodwill                                                         $1,212     $712
Present value of future profits ("PVFP")                            128      141
Value of insurance in force                                          28       44
Customer list                                                       124        -
                                                                 ------     ----
                                                                 $1,492     $897
                                                                 ======     ====

The Company's intangible assets are shown net of accumulated amortization of $628 million and $540 million at December 31, 1998 and 1997, respectively.

The PVFP was determined using risk adjusted discount rates from 8% to 15% and the interest rates selected for the valuation were determined based on the applicable interest rates in the country of risk inherent in the realization of the estimated future profits. PVFP is being amortized using the interest method over the duration of the related life business, approximately 20 years, as the premiums on the books of business are recognized.

The Company's intangible assets other than goodwill and PVPF include the value of property and casualty business recorded in connection with GE Capital Services' acquisition of ERC in 1984 and the value of a customer listing recorded in connection with the acquisition of the IRI business in 1998 (See
Note 3). These items are being amortized using the straight-line method over a 16 year period and a 20 year period, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


6.  Claims and Claim Expenses

The Company's reconciliation of its beginning and ending claims and claim expense liabilities, net of reinsurance, is summarized as follows:

                                                                   Year ended December 31,
                                                              ----------------------------------
(In millions)                                                   1998         1997         1996
                                                              ----------------------------------

Balance at January 1 - gross                                  $10,961      $10,869      $11,145
Less reinsurance recoverables                                  (1,822)      (1,411)      (1,794)
                                                              -------      -------      -------
Balance at January 1 - net                                      9,139        9,458        9,351
                                                              -------      -------      -------

Claims and expenses incurred:
   Current year                                                 3,904        2,449        2,763
   Prior years                                                    (56)          71          106
                                                              -------      -------      -------
                                                                3,848        2,520        2,869
                                                              -------      -------      -------

Claims and expenses paid:
   Current year                                                (1,387)        (626)        (485)
   Prior years                                                 (2,309)      (1,949)      (1,990)
                                                              -------      -------      -------
                                                               (3,696)      (2,575)      (2,475)
                                                              -------      -------      -------

Claim reserves related to acquired companies (See Note 3)       3,470            -            -

Foreign exchange and other                                        155         (264)        (287)
                                                              -------      -------      -------
Balance at December 31 - net                                   12,916        9,139        9,458
Add reinsurance recoverables                                    2,936        1,822        1,411
                                                              -------      -------      -------
Balance at December 31 - gross                                $15,852      $10,961      $10,869
                                                              =======      =======      =======

Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations and due to changes in estimates associated with a lag in receiving underwriting reports from ceding companies that causes development of both premiums and claims, especially as it relates to the international operations.

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

The gross liabilities for asbestos-related illness and toxic waste cleanup claims and claim expenses and the related reinsurance recoverables were $995 million and $206 million, respectively, at December 31, 1998. These amounts are management's best estimate, based on currently available information, of future claim and claim expense payments and recoveries that are expected to develop in future years. The Company monitors evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Changing U.S. government regulations and legislation, including continuing Congressional consideration of a Federal Superfund law, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While the Company has recorded its best estimate of its liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net loss, or the range of net loss, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect the Company's results of operations, financial position or cash flows.

No amounts have been established for claims and claim expenses related to Year 2000. The Company is currently monitoring the possibility of claims arising in the future under specific insurance or reinsurance contracts and will establish liabilities, if appropriate, at such time when sufficient information has been developed to indicate a liability has been incurred and can be reasonably estimated. Management is unable to reasonably estimate the amount or range of loss that may occur due to the uncertainty surrounding the likelihood of computer system failures and what portion, if any, will be deemed to be incurred losses. Accordingly, the Company is unable to determine whether such losses may have an adverse effect on its results of operations, financial position or cash flows. The Company's loss mitigation strategy includes adding Year 2000 considerations to its underlying guidelines, as well as its decisions to purchase retrocessional coverage. In addition, the Company employs an active claims management strategy which will include the coordinated handling of any Year 2000-related claims.


7.  Income Taxes

The Company's provision for income taxes is summarized as follows:

                                                 Year ended December 31,
                  -------------------------------------------------------------------------------------
                            1998                          1997                          1996
                  -------------------------     -------------------------     -------------------------
                  United    Inter-              United    Inter-              United    Inter-
(In millions)     States   national   Total     States   national   Total     States   national   Total
                  -------------------------     -------------------------     -------------------------

Current           $210       $114     $324      $(77)      $ 40     $(37)      $79      $128      $207
Deferred           (93)        60      (33)      172         99      271         7        (1)        6
                  ----       ----     ----      ----       ----     ----       ---      ----      ----
Total             $117       $174     $291      $ 95       $139     $234       $86      $127      $213
                  ====       ====     ====      ====       ====     ====       ===      ====      ====

The change in the Company's current and deferred income tax provisions in 1998 primarily reflects the reversal of loss reserve discounting in 1997 and three quota share life reinsurance contracts obtained in 1997 that did not recur in 1998. The change in the Company's current and deferred income tax provisions in 1997 primarily reflects the reversal of loss reserve discounting, tax provision adjustments to the 1996 tax return and new life reinsurance agreements entered into in 1997.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


7.  Income Taxes (continued)

Income taxes paid (recovered) by the Company totaled $390 million, $(53) million and $158 million in 1998, 1997 and 1996, respectively.

The Company's effective income tax rate on pre-tax income is lower than the prevailing U.S. corporate federal income tax rate and is summarized as follows:

                                                        Year ended December 31,
                                                       -------------------------
                                                       1998      1997      1996
                                                       -------------------------

Corporate federal income tax rate                       35 %      35 %      35 %
Tax-exempt investment income                           (10)      (11)      (14)
Intercompany dividend payment                            3         3         4
Other items, net                                        (1)        -         2
                                                       ---       ---       ---
Effective tax rate                                      27 %      27 %      27 %
                                                       ===       ===       ===

The significant components of the Company's net deferred tax assets and liabilities are summarized as follows:

                                                                December 31,
                                                             -------------------
(In millions)                                                 1998        1997
                                                             -------------------

Deferred tax assets:
   Claims and claim expenses                                 $  496      $  324
   Unearned premiums                                            106          89
   Foreign tax credit carryforwards                             153         116
   Foreign currency translation                                  63          41
   Accruals not currently deductible                             17          40
   Contract deposit assets                                      110           -
   Other                                                         91          80
                                                             ------      ------
   Total gross deferred tax assets                            1,036         690
   Valuation allowance                                          (55)        (54)
                                                             ------      ------
   Total deferred tax assets                                    981         636
                                                             ------      ------

Deferred tax liabilities:
   Deferred insurance acquisition costs                         339         261
   Tax reserves in excess of book reserves                      237         210
   Net unrealized gains on investment securities                597         443
   Contract deposit liabilities                                 126         204
   Present value of future profits                               52          44
   Other                                                        169         120
                                                             ------      ------
   Total deferred tax liabilities                             1,520       1,282
                                                             ------      ------
Net deferred tax liability                                   $ (539)     $ (646)
                                                             ======      ======

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


7.  Income Taxes (continued)

A valuation allowance is provided when it is more likely than not that certain deferred tax assets will not be realized. The Company has established a valuation allowance for deferred tax assets associated with foreign tax credit carryforwards that exceed the projected future benefit of such foreign tax credits. The net change in the valuation allowance for deferred tax assets associated with the foreign tax credits was an increase of $1 million in 1998 and a decrease of $12 million in 1997. The changes in the valuation allowance were the result of the changes in the Company's judgment of the future years' realizability of the deferred tax assets associated with the foreign tax credits. The changes in the Company's judgment were a result of additional foreign tax credit capacity attributable to the inclusion of one of the Company's domestic life insurance company subsidiaries in the consolidated federal income tax return of GE Company beginning in 1997.

One of the Company's domestic life insurance company subsidiaries has a net operating loss carryover for federal income tax purposes of $54 million at December 31, 1998, which is available to offset prior and/or future federal taxable income, that expires in the year 2019.

The Company did not have a payable to (recoverable from) GE Capital Services for income taxes due at December 31, 1998 or 1997.


8.  Indebtedness to/from Related Parties

The Company and GE Capital Corporation are participants in a revolving credit agreement that involves an international cash pooling arrangement on behalf of certain European affiliates of the Company. In such roles, either participant may make short-term loans to the other as part of the cash pooling arrangement. Each such borrowing shall be repayable upon demand, but not to exceed 364 days. This unsecured line of credit has an interest rate per annum equal to GE Capital Services' cost of funds for the currency in which such borrowing is denominated and is available for a term of five years and shall be automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. The total amount drawn (loaned) on this credit facility by the Company was $(265) million and $19 million as of December 31, 1998 and 1997, respectively.

The Company has in place a revolving credit agreement with GE Capital Services for an amount up to $600 million. This agreement is automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement, with an interest rate per annum equal to GE Capital Services' cost of funds. During 1998, the Company utilized this credit facility primarily to fund the majority of its acquisition of Kemper Re (See Note 3). The total amount drawn on this credit facility, including accrued interest payable, was $426 million as of December 31, 1998. Interest accrued on such borrowings at an annual weighted-average interest rate of 5.41% for the year ended December 31, 1998, with no interest paid in 1998. Prior to 1998, no amounts had been drawn on this credit facility.

In October 1998, the Company entered into an interim loan agreement with GE Capital Corporation for $625 million to fund its acquisition of Medical Protective (See Note 3). This interim loan agreement has an interest rate per annum equal to GE Capital Corporation's cost of funds. Interest accrued on such borrowings at an annual weighted-average interest rate of 5.34% for the year ended December 31, 1998, with not interest paid in 1998.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


9.  Borrowings

In February 1996, the Company issued $600 million of senior unsecured debt securities at 7% per annum, which are not redeemable prior to maturity on February 15, 2026. The Company received $556 million in net proceeds from these notes (after deduction of underwriting discounts and commissions and the original issue discount and cost of an interest rate "lock" contract) which was used to repay short-term borrowings. Total interest paid on such borrowings was $42 million, $42 million and $29 million in 1998, 1997 and 1996, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


10.  Supplemental Financial Statement and Reinsurance Data

Insurance premiums written and earned in 1998, 1997 and 1996 and life insurance in force as of December 31, 1998, 1997 and 1996 are summarized as follows:

                                   Insurance Premiums Written
                               -----------------------------------
                               Property/
(In millions)                  Casualty        Life        Total
                               -----------------------------------

1998:
   Direct                       $  535        $    4      $   539
   Assumed                       5,300         1,314        6,614
   Ceded                          (947)         (222)      (1,169)
                                ------        ------      -------
   Net                          $4,888        $1,096      $ 5,984
                                ======        ======      =======

1997:
   Direct                       $  392        $    4       $  396
   Assumed                       3,778         1,170        4,948
   Ceded                          (677)         (122)        (799)
                                ------        ------       ------
   Net                          $3,493        $1,052       $4,545
                                ======        ======       ======

1996:
   Direct                       $  338        $    3       $  341
   Assumed                       4,118           791        4,909
   Ceded                          (519)         (158)        (677)
                                ------        ------       ------
   Net                          $3,937        $  636       $4,573
                                ======        ======       ======

                                    Insurance Premiums Earned
                               -----------------------------------       Life
                               Property/                               Insurance
(In millions)                  Casualty        Life        Total       In Force
                               -------------------------------------------------

1998:
   Direct                       $  509        $    4      $   513      $  2,291
   Assumed                       4,911         1,322        6,233       317,571
   Ceded                          (888)         (223)      (1,111)      (56,378)
                                ------        ------      -------      --------
   Net                          $4,532        $1,103      $ 5,635      $263,484
                                ======        ======      =======      ========

1997:
   Direct                       $  369        $    3      $   372      $  1,865
   Assumed                       3,815         1,058        4,873       266,840
   Ceded                          (661)         (117)        (778)      (54,870)
                                ------        ------      -------      --------
   Net                          $3,523        $  944      $ 4,467      $213,835
                                ======        ======      =======      ========

1996:
   Direct                       $  339        $    3      $   342      $  1,478
   Assumed                       4,183           787        4,970       196,250
   Ceded                          (507)         (157)        (664)      (32,445)
                                ------        ------      -------      --------
   Net                          $4,015        $  633      $ 4,648      $165,283
                                ======        ======      =======      ========

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


10.  Supplemental Financial Statement and Reinsurance Data (continued)

Claims, claim expenses and policy benefits incurred in 1998, 1997 and 1996 are summarized as follows:

                                                Property/
(In millions)                                   Casualty     Life        Total
                                                --------------------------------

1998:
   Direct                                       $  377      $    3      $   380
   Assumed                                       3,761       1,169        4,930
   Ceded                                          (978)       (229)      (1,207)
                                                ------      ------      -------
   Net                                          $3,160      $  943      $ 4,103
                                                ======      ======      =======

1997:
   Direct                                       $  390      $    2      $   392
   Assumed                                       2,611         818        3,429
   Ceded                                          (520)        (41)        (561)
                                                ------      ------      -------
   Net                                          $2,481      $  779      $ 3,260
                                                ======      ======      =======

1996:
   Direct                                       $  346      $    3      $   349
   Assumed                                       3,058         593        3,651
   Ceded                                          (535)        (92)        (627)
                                                ------      ------      -------
   Net                                          $2,869      $  504      $ 3,373
                                                ======      ======      =======

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

The Company's insurance company subsidiaries remain liable to their policyholders if their reinsurers are unable to meet their contractual obligations under the applicable reinsurance agreements. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. There was no significant concentration of reinsurance recoverables and prepaid reinsurance premiums due from any one reinsurer at December 31, 1998.

For financial reinsurance assumed, the Company reports revenue for the risk fees charged for those services. Statutory policyholder's surplus of the life insurance company subsidiaries has been reduced approximately $388 million at December 31, 1998 in connection with financial reinsurance assumed. Such amounts are secured by future profits on the reinsured business. The Company's life insurance subsidiaries are also subject to the risk that the ceding companies may become insolvent, and the right of offset would not be permitted; however, management does not believe such risk is significant.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


11.  Stockholder's Equity

ERC has issued 11,673 shares of $100,000 par value, nonredeemable, voting preferred stock to GE Capital Corporation. This preferred stock accrues preferential and cumulative dividends at an annual rate that is the average of the yield on high grade industrial preferred stock and the yield on medium grade industrial preferred stock as of the close of the week preceding December 31, as published by Moody's Investors Service, Inc. ERC may, upon approval by its Board of Directors, redeem the preferred stock, in whole or in part, at 100% of the par value of the preferred stock plus all dividends accrued thereon to the date of redemption. Preferred stock dividends paid by ERC totaled $85 million, $82 million and $80 million in 1998, 1997 and 1996, respectively.

GE Global Insurance has issued 1,500 shares of $100,000 par value, nonvoting, cumulative preferred stock to GE Capital Corporation. Dividends on the preferred stock are paid at a rate of 5% per annum if, as and when declared by the Board of Directors of the Company, and totaled $8 million, $8 million and $7 million in 1998, 1997 and 1996, respectively.


12.  Statutory Accounting Practices

ERC and its domestic insurance company subsidiaries are domiciled in Missouri, Kansas and Indiana. Kemper Re is domiciled in Illinois. Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the respective state insurance departments. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. There are no significant permitted accounting practices that vary from prescribed accounting practices, except as noted below.

Stockholder's equity and net income, as reported to the domiciliary state insurance departments in accordance with its prescribed or permitted statutory accounting practices, for the Company's domestic insurance company subsidiaries are summarized as follows:

                                                                 December 31,
                                                               -----------------
(In millions)                                                   1998       1997
                                                               -----------------

Stockholder's equity:
   ERC                                                         $4,099     $4,584
   Property and casualty subsidiaries of ERC                      569        672
   Life and annuity subsidiaries of ERC                         2,213      2,176
   Kemper Re                                                      755          -
   Property and casualty subsidiary of Kemper Re                  373          -

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


12.  Statutory Accounting Practices (continued)

                                                       Year ended December 31,
                                                      --------------------------
(In millions)                                          1998       1997      1996
                                                      --------------------------

Net income (loss):
   ERC                                                $ 671      $ 533      $434
   Property and casualty subsidiaries of ERC            112         62        54
   Life and annuity subsidiaries of ERC                 168       (285)      278
   Kemper Re                                           (146)         -         -
   Property and casualty subsidiary of Kemper Re         40          -         -

The payment of stockholder dividends by insurance companies without the prior approval of regulators is limited to formula amounts based on net investment income and/or net income, capital and surplus determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding 12 months. The maximum amount available for the payment of dividends during 1999 by ERC without prior regulatory approval is $410 million after December 30, 1999. Of this amount, $96 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. Kemper Re will not be able to make any dividend payments during 1999 without the prior approval of the Director of Insurance for the State of Illinois.

ERC has received written approval from the Missouri Department of Insurance to discount its claims and claim expense liabilities related to long-term disability business. Prescribed statutory accounting practice does permit claims and claim expense liabilities associated with long-term disability to be accounted for on a discounted basis although the Missouri Department of Insurance requires that insurance companies obtain written permission to discount certain claims and claim expense liabilities. Included in the discount recognized for statutory purposes is a benefit of $327 million and $356 million at December 31, 1998 and 1997, respectively, for long-term disability claims and claim expense liabilities.

ERC has also received written approval from the Missouri Department of Insurance to take credit for certain unauthorized reinsurance by obtaining a parental guarantee from GE Global Insurance.

The National Association of Insurance Commissioners ("NAIC") has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Each of GE Global Insurance's domestic insurance company subsidiaries exceeded the minimum risk-based capital requirements at December 31, 1998.

The Company's international insurance company subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by the Company's insurance company subsidiaries in some countries require licenses issued by governmental authorities. These licenses may be subject to modification or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)




13.  Contingencies

There are no pending legal proceedings beyond the ordinary course of business that could have a material financial effect on the Company.


14.  Fair Value of Financial Instruments

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


14.  Fair Value of Financial Instruments (continued)

Information about certain financial instruments that were not carried at fair value at December 31, 1998 and 1997, is summarized as follows:

                                                      December 31, 1998                            December 31, 1997
                                          ------------------------------------------   ------------------------------------------
                                                          Assets (liabilities)                         Assets (liabilities)
                                                     -------------------------------              -------------------------------
                                                                Estimated Fair Value                         Estimated Fair Value
                                          Notional   Carrying   --------------------   Notional   Carrying   --------------------
(In millions)                              Amount     Amount      High       Low        Amount     Amount      High       Low
                                          ------------------------------------------   ------------------------------------------

Assets:
   Purchased options                       $   15    $    10    $    38    $    29      $   13    $    10    $    30    $    17
   Options, including "floors"                 27          4          5          5           1          -          -          -
   Other cash financial instruments           (a)        114        114        114         (a)          -          -          -

Liabilities:
   Borrowings and related instruments
      Borrowings (b)                          (a)       (557)      (557)      (557)        (a)       (575)      (575)      (575)
      Interest rate swaps                      25          -         (1)        (1)         50          -          -          -
      Currency forwards                       617          -         (1)        (1)          -          -          -          -
      Investment contract benefits            (a)     (1,284)    (1,270)    (1,270)        (a)     (1,342)    (1,329)    (1,329)
      Financial guaranty reinsurance        4,425        (44)       (41)       (56)      4,545        (60)       (55)       (75)
      Performance guarantees,
         principally letters of credit        193        (a)          -          -         146        (a)          -         (1)
Other firm commitments:
   Currency forwards                            -          -          -          -       1,067         11         11         11
   Cross currency swaps                     1,039         59        183        183       1,073        192        192        192

(a)  Not applicable.
(b)  See Note 9.

The Company uses S&P 500 indexed call options to hedge the equity index component of several single-premium equity-indexed annuities reinsured. The Company, having paid a premium for these options, has the right to purchase a notional investment in the S&P 500 index at a fixed price on a specific date.

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

             Notes to Consolidated Financial Statements (continued)


15.  Segment Information

The Company conducts its operations principally through the following two business segments:

Property and Casualty Insurance/Reinsurance Segment (Property/Casualty)

The domestic property/casualty operations of the Company include reinsurance of most property/casualty lines of business, including general liability, property, excess workers' compensation and auto liability in the United States, Canada and business written in the United States where the reinsured is outside the United States. In addition, the Company provides insurance and reinsurance for the healthcare industry, conducts excess and surplus lines and direct specialty insurance business and participates in financially oriented reinsurance treaties.

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

The Company's industry segment activity is summarized as follows:

                                                  1998 - Industry Segments
                                            ------------------------------------
                                            Property/
(In millions)                               Casualty       Life     Consolidated
                                            ------------------------------------

Net premiums written                         $ 4,888      $1,096      $ 5,984
                                             =======      ======      =======

Net premiums earned                          $ 4,532      $1,103      $ 5,635
Net investment income                            705         280          985
Net realized gains on investments                398          34          432
Other revenues                                    43         108          151
                                             -------      ------      -------
Total revenues                                 5,678       1,525        7,203
                                             -------      ------      -------

Claims, claim expenses and policy benefits     3,160         943        4,103
Insurance acquisition costs                    1,095         262        1,357
Other operating costs and expenses               510         163          673
                                             -------      ------      -------
Total costs and expenses                       4,765       1,368        6,133
                                             -------      ------      -------

Earnings before income taxes                 $   913      $  157      $ 1,070
                                             =======      ======      =======

Total assets at December 31                  $25,754      $9,293      $35,047
                                             =======      ======      =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


15.  Segment Information (continued)

                                                  1997 - Industry Segments
                                            ------------------------------------
                                            Property/
(In millions)                               Casualty       Life     Consolidated
                                            ------------------------------------

Net premiums written                         $ 3,493      $1,052      $ 4,545
                                             =======      ======       =======

Net premiums earned                          $ 3,523      $  944      $ 4,467
Net investment income                            681         229          910
Net realized gains on investments                260          43          303
Other revenues                                    37          67          104
                                             -------      ------      -------
Total revenues                                 4,501       1,283        5,784
                                             -------      ------      -------

Claims, claim expenses and policy benefits     2,481         779        3,260
Insurance acquisition costs                      883         190        1,073
Other operating costs and expenses               407         162          569
                                             -------      ------      -------
Total costs and expenses                       3,771       1,131        4,902
                                             -------      ------      -------

Earnings before income taxes                 $   730      $  152      $   882
                                             =======      ======      =======

Total assets at December 31                  $19,356      $8,176      $27,532
                                             =======      ======      =======

                                                  1996 - Industry Segments
                                            ------------------------------------
                                            Property/
(In millions)                               Casualty       Life     Consolidated
                                            ------------------------------------

Net premiums written                         $ 3,937      $  636      $ 4,573
                                             =======      ======      =======

Net premiums earned                          $ 4,015      $  633      $ 4,648
Net investment income                            656         181          837
Net realized gains on investments                200          23          223
Other revenues                                    (1)         44           43
                                             -------      ------      -------
Total revenues                                 4,870         881        5,751
                                             -------      ------      -------

Claims, claim expenses and policy benefits     2,869         504        3,373
Insurance acquisition costs                      989         117        1,106
Other operating costs and expenses               350         142          492
                                             -------      ------      -------
Total costs and expenses                       4,208         763        4,971
                                             -------      ------      -------

Earnings before income taxes                 $   662      $  118      $   780
                                             =======      ======      =======

Total assets at December 31                  $18,880      $6,508      $25,388
                                             =======      ======      =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


15.  Segment Information (continued)

The Company's business by geographic area is summarized in the following table. Allocations to the domestic geographic area include business related to the United States and Canada, as well as business written in the United States where the reinsured is outside the United States. International business includes business written by subsidiaries located outside the United States, predominantly in Europe.

                                                        Geographic Area
                                          -------------------------------------------
(In millions)                             Domestic     International     Consolidated
                                          -------------------------------------------

1998:
   Revenues                               $ 3,808         $ 3,395          $ 7,203
   Earnings before income taxes               674             396            1,070
   Identifiable assets at December 31      21,475          13,572           35,047

1997:
   Revenues                               $ 2,943         $ 2,841          $ 5,784
   Earnings before income taxes               566             316              882
   Identifiable assets at December 31      16,622          10,910           27,532

1996:
   Revenues                               $ 2,692         $ 3,059          $ 5,751
   Earnings before income taxes               442             338              780
   Identifiable assets at December 31      13,659          11,729           25,388


16.  Unaudited Quarterly Financial Data

The Company's quarterly financial results and other data in 1998 and 1997 are summarized as follows:

                                            Year ended December 31, 1998
                                     -------------------------------------------
                                      First      Second       Third      Fourth
(In millions)                        Quarter     Quarter     Quarter     Quarter
                                     -------------------------------------------

Net premiums earned                  $1,207      $1,434      $1,269      $1,725
Net investment income                   236         234         250         265
Total costs and expenses              1,304       1,527       1,389       1,913
Net earnings                            205         196         228         150

                                            Year ended December 31, 1997
                                     -------------------------------------------
                                      First      Second       Third      Fourth
(In millions)                        Quarter     Quarter     Quarter     Quarter
                                     -------------------------------------------

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


17.  Subsequent Events

On March 1, 1999, the Company issued $400 million of redeemable senior unsecured debt securities at 6.45% per annum that are scheduled to mature on March 1, 2019. The Company received $395 million in net proceeds from the issuance of these notes (after deduction of underwriting discounts and commissions) which was used to repay a significant portion of the outstanding short-term borrowings under the intercompany credit agreement with GE Capital Services (See Note 8).

On March 4, 1999, the Company completed the acquisition of Eagle Star Reinsurance Company Limited ("Eagle Star Re") from Zurich Financial Services for a cash consideration of approximately $346 million, subject to final negotiation of the closing date balance sheet. The cash consideration was provided through existing funds. Eagle Star Re is a leading London Market non-life reinsurance company principally doing business through intermediaries. The transaction excludes substantially all business written by Eagle Star Re before 1993. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of the acquisition.

                          Financial Statement Schedules

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                                (Parent Company)

                              Statement of Earnings


                                                        Year ended December 31,
                                                       -------------------------
(In millions)                                          1998      1997      1996
                                                       -------------------------

Revenues
Net investment income                                  $  2      $  -      $  -
Equity in undistributed earnings                        168       387       472
Dividends from subsidiaries                             654       298       123
                                                       ----      ----      ----
Total revenues                                          824       685       595
                                                       ----      ----      ----

Costs and Expenses
Interest expense                                         49        42        42
Other operating costs and expenses                       20        15         1
                                                       ----      ----      ----
Total costs and expenses                                 69        57        43
                                                       ----      ----      ----

Earnings before income taxes                            755       628       552

Provision for income taxes                              (24)      (20)      (15)
                                                       ----      ----      ----

Net earnings                                           $779      $648      $567
                                                       ====      ====      ====


See Notes to Condensed Financial Information of Registrant.

                                                                            Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                         Statement of Financial Position


                                                                       December 31,
                                                                    -------------------
(In millions)                                                        1998        1997
                                                                    -------------------

Assets
Investment in subsidiaries                                          $6,943      $5,899
Short-term investments, at amortized cost                               50          40
Other assets                                                            30           7
                                                                    ------      ------

Total assets                                                        $7,023      $5,946
                                                                    ======      ======

Liabilities and equity
Other liabilities                                                   $   20      $   16
Long-term borrowings                                                   557         556
Indebtedness to related parties                                        426           -
                                                                    ------      ------
   Total liabilities                                                 1,003         572
                                                                    ------      ------
Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                               150         150
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                                 5           5
Paid-in capital                                                        845         845
Retained earnings                                                    4,161       3,660
Accumulated unrealized gains on investment securities - net (a)        932         746
Accumulated foreign currency translation adjustments (a)               (73)        (32)
                                                                    ------      ------
   Total stockholder's equity                                        6,020       5,374
                                                                    ------      ------

Total liabilities and equity                                        $7,023      $5,946
                                                                    ======      ======

(a) The sum of accumulated unrealized gains on investment securities and accumulated foreign currency translation adjustments constitutes
     "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $859 million and $714 million at year-end 1998 and 1997, respectively.


See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                             Statement of Cash Flows


                                                      Year ended December 31,
                                                    ----------------------------
(In millions)                                        1998       1997       1996
                                                    ----------------------------

Cash Flows From Operating Activities
Net earnings                                        $ 779      $ 648      $ 567
Adjustments to reconcile net earnings to cash
   from operating activities:
      Equity in undistributed earnings               (432)      (387)      (472)
      Other, net                                      (22)         5          -
                                                    -----      -----      -----
   Cash from operating activities                     325        266         95
                                                    -----      -----      -----

Cash Flows From Investing Activities
Net (purchases) sales of short-term investments       (10)       (33)        14
Investment in subsidiary                             (463)         -          -
                                                    -----      -----      -----
   Cash from (used for) investing activities         (473)       (33)        14
                                                    -----      -----      -----

Cash Flows From Financing Activities
Proceeds from short-term borrowings                   426          -          -
Principal payments on short-term borrowings             -          -       (600)
Proceeds from long-term borrowings                      -          -        556
Dividends paid                                       (278)      (233)       (65)
                                                    -----      -----      -----
   Cash from (used for) financing activities          148       (233)      (109)
                                                    -----      -----      -----

Increase (decrease) in cash                             -          -          -
Cash at beginning of year                               -          -          -
                                                    -----      -----      -----

Cash at end of year                                 $   -      $   -      $   -
                                                    =====      =====      =====


See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Condensed Financial Information of Registrant
                                (Parent Company)


1.  Basis of Presentation

GE  Global  Insurance   Holding   Corporation  ("GE  Global   Insurance")  is  a
wholly-owned subsidiary of General Electric Capital Services, Inc. ("GE Capital Services"), which is a wholly-owned subsidiary of General Electric Company.

GE Global Insurance's primary assets are its 100% investment in the common stock of ERC, a Missouri-domiciled property/casualty reinsurance company, and Kemper Re, an Illinois-domiciled property/casualty reinsurance company principally doing business through intermediaries. ERC and Kemper Re own 100% of the common stock of various other property/casualty insurance/reinsurance, life reinsurance and reinsurance intermediary companies.

In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.


2.  Dividends from Subsidiaries

Cash dividends paid to GE Global Insurance by its consolidated subsidiaries were $390 million, $298 million and $123 million in 1998, 1997 and 1996, respectively. In addition, on December 31, 1998, ERC transferred to GE Global Insurance, as a noncash dividend, 100% of its $264 million investment in the common stock of First Excess Reinsurance Corporation ("First Excess"). GE Global Insurance then contributed the common stock of First Excess to Kemper Re.

                                                                                              Schedule III

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                       Supplementary Insurance Information


      Column A            Column B            Column C             Column D        Column E       Column F
----------------------------------------------------------------------------------------------------------
                          Deferred
                          Insurance       Claims and Claim                        Accumulated       Net
                         Acquisition     Expenses and Future       Unearned        Contract       Premiums
(In millions)               Costs          Policy Benefits         Premiums         Values         Earned
                         ---------------------------------------------------------------------------------

December 31, 1998:
   Property/Casualty       $  459              $15,342              $1,934          $    -         $4,532
   Life                       744                2,174                 231           2,271          1,103
                           ------              -------              ------          ------         ------
   Total                   $1,203              $17,516              $2,165          $2,271         $5,635
                           ======              =======              ======          ======         ======

December 31, 1997:
   Property/Casualty       $  266              $10,936              $1,126          $    -         $3,523
   Life                       578                1,629                 118           2,305            944
                           ------              -------              ------          ------         ------
   Total                   $  844              $12,565              $1,244          $2,305         $4,467
                           ======              =======              ======          ======         ======

December 31, 1996:
   Property/Casualty       $  244              $10,869              $1,161          $    -         $4,015
   Life                       251                  831                   9           1,643            633
                           ------              -------              ------          ------         ------
   Total                   $  495              $11,700              $1,170          $1,643         $4,648
                           ======              =======              ======          ======         ======

                          Column G            Column H             Column I        Column J       Column K
                         ---------------------------------------------------------------------------------

                                                                 Amortization        Other
                            Net             Claims, Claim        of Deferred       Operating
                         Investment      Expenses and Policy      Insurance          Costs          Net
(In millions)              Income              Benefits          Acquisition          and         Premiums
                                                                    Costs          Expenses       Written
                         ---------------------------------------------------------------------------------

December 31, 1998:
   Property/Casualty       $705                $ 3,160              $1,095          $  510         $4,888
   Life                     280                    943                 262             163
                           ----                -------              ------          ------
   Total                   $985                $ 4,103              $1,357          $  673
                           ====                =======              ======          ======

December 31, 1997:
   Property/Casualty       $681                $ 2,481              $  883          $  407         $3,493
   Life                     229                    779                 190             162
                           ----                -------              ------          ------
   Total                   $910                $ 3,260              $1,073          $  569
                           ====                =======              ======          ======

December 31, 1996:
   Property/Casualty       $656                $ 2,869              $  989          $  350         $3,937
   Life                     181                    504                 117             142
                           ----                -------              ------          ------
   Total                   $837                $ 3,373              $1,106          $  492
                           ====                =======              ======          ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       GE GLOBAL INSURANCE HOLDING CORPORATION

March 25, 1999                                         By:                  /s/ Robert J. Dellinger
                                                          ------------------------------------------------------------
                                                                              Robert J. Dellinger
                                                               Senior Vice President and Chief Financial Officer


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


              Signatures                                           Title                                     Date
              ----------                                           -----                                     ----

            /s/ KAJ AHLMANN             President, Chief Executive Officer and Director                 March 25, 1999
---------------------------------------
              Kaj Ahlmann               (Principal Executive Officer)


        /s/ ROBERT J. DELLINGER         Senior Vice President, Chief Financial Officer and Director     March 25, 1999
---------------------------------------
          Robert J. Dellinger           (Principal Financial Officer)


        /s/ DENNIS D. DAMMERMAN         Chairman                                                        March 25, 1999
---------------------------------------
          Dennis D. Dammerman


          /s/ JAMES A. PARKE            Director                                                        March 25, 1999
---------------------------------------
            James A. Parke


         /s/ JOHN M. CONNELLY           Senior Vice President, General Counsel and Director             March 25, 1999
---------------------------------------
           John M. Connelly


         /s/ TAMMIE A. WAHAUS           Second Vice President, Controller                               March 25, 1999
---------------------------------------
           Tammie A. Wahaus             (Principal Accounting Officer)