Form 10-Q
period 1999-03-27
GE GLOBAL INSURANCE HOLDING CORP
filed 1999-05-11
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1999
                                                 --------------

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


                                 ---------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

At May 11, 1999, 1,000 shares of common stock with a par value of $5,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                                                                                Page
                                                                                                                                ----

PART I - FINANCIAL INFORMATION.

Item 1.             Financial Statements......................................................................................    1

Item 2.             Management's Discussion and Analysis of Results of Operations.............................................    6

Exhibit 12.         Computation of Ratio of Earnings to Fixed Charges.........................................................    9


PART II - OTHER INFORMATION.

Item 6.             Exhibits and Reports on Form 8-K..........................................................................   10

Signatures.         ..........................................................................................................   11

Index to Exhibits.  ..........................................................................................................   12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)


                                                                                                          Three months ended
                                                                                                   ---------------------------------
(In millions)                                                                                      March 27, 1999     March 28, 1998
                                                                                                   --------------     --------------

Revenues
Net premiums written                                                                                  $1,840             $1,444
                                                                                                      ======             ======

Net premiums earned                                                                                   $1,674             $1,207
Net investment income                                                                                    278                236
Net realized gains on investments                                                                        170                124
Other revenues                                                                                            37                 28
                                                                                                      ------             ------
Total revenues                                                                                         2,159              1,595
                                                                                                      ------             ------

Costs and Expenses
Claims, claim expenses and policy benefits                                                             1,185                848
Insurance acquisition costs                                                                              428                308
Other operating costs and expenses                                                                       166                127
Minority interest in net earnings of
   consolidated subsidiaries                                                                              22                 21
                                                                                                      ------             ------
Total costs and expenses                                                                               1,801              1,304
                                                                                                      ------             ------

Earnings before income taxes                                                                             358                291


Provision for income taxes                                                                               109                 86
                                                                                                      ------             ------

Net earnings                                                                                             249                205
Dividends on preferred stock                                                                              (2)                (2)
Retained earnings at beginning of period                                                               4,161              3,660
                                                                                                      ------             ------

Retained earnings at end of period                                                                    $4,408             $3,863
                                                                                                      ======             ======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                                   March 27, 1999     December 31, 1998
                                                                                                --------------     -----------------
                                                                                                 (Unaudited)

Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value                                     $18,444             $18,161
   Equity securities, at fair value                                                                  3,030               2,722
   Other invested assets                                                                             1,168               1,104
                                                                                                   -------             -------
   Total investments                                                                                22,642              21,987

Cash                                                                                                   626                 258
Premiums receivable                                                                                  3,620               2,886
Other receivables                                                                                    1,437               1,714
Reinsurance recoverables                                                                             4,890               3,915
Deferred insurance acquisition costs                                                                 1,298               1,203
Other assets                                                                                         3,175               3,084
                                                                                                   -------             -------

Total assets                                                                                       $37,688             $35,047
                                                                                                   =======             =======

Liabilities and equity
Claims and claim expenses                                                                          $17,270             $15,852
Accumulated contract values                                                                          2,221               2,271
Future policy benefits for life and health contracts                                                 1,821               1,664
Unearned premiums                                                                                    2,400               2,165
Other reinsurance balances                                                                           1,942               1,487
Other liabilities                                                                                    3,756               3,855
Long-term borrowings                                                                                   955                 557
                                                                                                   -------             -------
   Total liabilities                                                                                30,365              27,851
                                                                                                   -------             -------

Minority interest in equity of consolidated subsidiaries                                             1,180               1,176
                                                                                                   -------             -------


Accumulated non-owner changes in equity:
   Accumulated unrealized gains on investment securities - net                                         832                 932
   Accumulated foreign currency translation adjustments                                                (97)                (73)
                                                                                                   -------             -------
   Total accumulated non-owner changes in equity                                                       735                 859

Preferred stock                                                                                        150                 150
Common stock                                                                                             5                   5
Paid-in capital                                                                                        845                 845
Retained earnings                                                                                    4,408               4,161
                                                                                                   -------             -------
   Total stockholder's equity                                                                        6,143               6,020
                                                                                                   -------             -------

Total liabilities and equity                                                                       $37,688             $35,047
                                                                                                   =======             =======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                                                                          Three months ended
                                                                                                   ---------------------------------
(In millions)                                                                                      March 27, 1999     March 28, 1998
                                                                                                   --------------     --------------

Cash from operating activities                                                                        $   655             $ 146
                                                                                                      -------             -----

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                                                           (2,019)             (900)
   Sales                                                                                                1,800               766
   Maturities                                                                                             421               145
Equity securities:
   Purchases                                                                                             (601)             (325)
   Sales                                                                                                  450               388
Net (purchases) sales of short-term investments                                                           (79)              307
Cash paid for acquisitions and in force
   reinsurance transactions                                                                              (239)             (143)
Other investing activities                                                                                 22                 2
                                                                                                      -------             -----
   Cash from (used for) investing activities                                                             (245)              240
                                                                                                      -------             -----

Cash Flows From Financing Activities
Change in contract deposits                                                                                30              (324)
Net contract accumulation receipts (payments)                                                             (36)               20
Proceeds from short-term borrowings                                                                       112                51
Principal payments on short-term borrowings                                                              (498)                -
Proceeds from long-term borrowings                                                                        400                 -
Dividends paid                                                                                             (2)               (2)
                                                                                                      -------             -----
   Cash from (used for) financing activities                                                                6              (255)
                                                                                                      -------             -----

Effect of exchange rate changes on cash                                                                   (48)              (60)
                                                                                                      -------             -----

Increase in cash                                                                                          368                71
Cash at beginning of period                                                                               258               269
                                                                                                      -------             -----
Cash at end of period                                                                                 $   626             $ 340
                                                                                                      =======             =====


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed, Consolidated Financial Statements

                                   (Unaudited)


1. The accompanying condensed, consolidated quarterly financial statements of GE Global Insurance Holding Corporation ("GE Global Insurance") include the accounts and operations, after intercompany eliminations, of GE Global Insurance and its wholly-owned subsidiaries, Employers Reinsurance Corporation and GE Reinsurance Corporation (formerly Kemper Reinsurance Company). GE Global Insurance and its consolidated subsidiaries are collectively referred to as "the Company."

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

3. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. The Company expects to adopt the Statement on January 1, 2000. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effects of adoption as it believes that such determination will not be meaningful until closer to the adoption date.

4.  Changes  in   stockholder's   equity  that  did  not  result  directly  from
    transactions with the share owner were as follows:


                                                      Three months ended
                                               ---------------------------------
    (In millions)                              March 27, 1999     March 28, 1998
                                               --------------     --------------

    Net earnings                                   $ 249              $205
    Unrealized gains (losses) on
       investment securities                        (100)              187
    Foreign currency translation
       adjustments                                   (24)              (37)
                                                   -----              ----
    Total                                          $ 125              $355
                                                   =====              ====

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)


5.  The Company's operating segment activity is summarized as follows:


                                                      Three months ended
                                               ---------------------------------
    (In millions)                              March 27, 1999     March 28, 1998
                                               --------------     --------------

    Revenues
    Property/Casualty                              $1,746             $1,236
    Life                                              413                359
                                                   ------             ------
    Total revenues                                 $2,159             $1,595
                                                   ======             ======

    Earnings before income taxes
    Property/Casualty                              $  304             $  254
    Life                                               54                 37
                                                   ------             ------
    Total earnings before income taxes             $  358             $  291
                                                   ======             ======

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first three months of 1999 was $249 million, a $44 million increase over the first three months of 1998, reflecting increased underwriting profit as a result of growth in underwriting origination volume, increased net investment income due to continued growth in the investment portfolios and a higher level of net realized gains on investments. These results reflect a full quarter of net earnings for the Medical Protective Corporation and Kemper Reinsurance Company acquisitions completed in the fourth quarter of 1998 in addition to approximately one month of net earnings for the Eagle Star Reinsurance Company Limited acquisition completed on March 4, 1999.

The Company's two business segments are (1) property and casualty insurance/reinsurance ("P&C") and (2) life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices. Although the weakening and strengthening of the U.S. dollar during 1999 and 1998, respectively, had a slight impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. The Company's operating segment activity is summarized as follows:


                                                      Three months ended
                                               ---------------------------------
(In millions)                                  March 27, 1999     March 28, 1998
                                               --------------     --------------

Revenues
Property/Casualty                                  $1,746             $1,236
Life                                                  413                359
                                                   ------             ------
Total revenues                                     $2,159             $1,595
                                                   ======             ======

Earnings before income taxes
Property/Casualty                                  $  304             $  254
Life                                                   54                 37
                                                   ------             ------
Total earnings before income taxes                 $  358             $  291
                                                   ======             ======

Typically, the underwriting performance of P&C business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first three months of 1999, the P&C combined ratio was 100.9% compared to 101.3% for the same period in 1998. The lower combined ratio in 1999 primarily reflects a general reduction in casualty incurred losses, partially offset by an increase in property incurred losses. Earnings before income taxes from P&C operations increased $50 million or 20% in the first three months of 1999, primarily attributable to the decrease in the combined ratio and increases in net investment income and net realized gains on investments.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first three months of 1999, the life operations generated revenues and earnings before income taxes of $413 million and $54 million, respectively, compared to $359 million and $37 million, respectively, for the same period in 1998. The increase in both revenues and earnings before income taxes primarily reflects growth in underwriting origination volume and increases in net realized gains on investments and other revenues.

Operating Results

Net  premiums  written  increased  $396  million  or  27%  in  1999,   primarily
attributable to growth in various product lines, including new P&C business associated with acquisitions.

Net  premiums  earned   increased  $467  million  or  39%  in  1999,   primarily
attributable to growth in various product lines, including new P&C business associated with acquisitions.

Net  investment  income  increased  $42  million  or  18%  in  1999,   primarily
attributable to acquisitions.

Net realized gains on investments increased $46 million or 37% in 1999, primarilty attributable to restructuring certain investment portfolios and capitalizing on favorable market conditions.

Other revenues increased $9 million or 32% in 1999, primarily attributable to an increase in revenues generated from investment-related life reinsurance products and financial reinsurance transactions.

Claims, claim expenses and policy benefits increased $337 million or 40% in 1999, which is relatively consistent with the corresponding 39% increase in net premiums earned discussed above.

Insurance acquisition costs increased $120 million or 39% in 1999, which is relatively consistent with the corresponding 39% increase in net premiums earned discussed above.

Other operating costs and expenses increased $39 million or 31% in 1999, primarily attributable to the operating costs associated with acquisitions.

Provision for income taxes was $109 million for the first three months of 1999 (an effective tax rate of 30.5%), compared to $86 million for the first three months of 1998 (an effective tax rate of 29.6%). The slightly higher effective tax rate in 1999 primarily reflects increased taxes on foreign earnings as a result of a reduction in foreign tax credit availability.

Other Matters

Year 2000

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company, in conjunction with GE Company and GE Capital Services, is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers, as well as to assess the extent to which Year 2000 issues will affect its customers. That approach includes a fourth and final phase - the control phase - for the completion, testing and continued monitoring of Year 2000 readiness and the completion of necessary contingency plans. The Company, in conjunction with GE Company and GE Capital Services, is developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules and substitution of suppliers, as appropriate. While the Company does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to ameliorate the effects of any such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits.

       Exhibit 12.  Computation of ratio of earnings to fixed charges.

       Exhibit 27.  Financial Data Schedule (filed electronically only).

b.  Reports on Form 8-K.

       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GE GLOBAL INSURANCE HOLDING CORPORATION
                            ----------------------------------------------------
                                                (Registrant)



Date:  May 11, 1999         By:             /s/ ROBERT J. DELLINGER
                               -------------------------------------------------
                                              Robert J. Dellinger
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


Date:  May 11, 1999         By:              /s/ TAMMIE A. WAHAUS
                               -------------------------------------------------
                                               Tammie A. Wahaus
                                     Second Vice President and Controller
                                        (Principal Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                                Index to Exhibits


Exhibit No.                                                                 Page
-----------                                                                 ----

    12       Computation of ratio of earnings to fixed charges............   9

    27       Financial Data Schedule (filed electronically only)