Form 10-Q
period 1999-06-26
GE GLOBAL INSURANCE HOLDING CORP
filed 1999-08-10
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 1999
                                                 -------------

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


                                 ---------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

At August 10, 1999, 1,000 shares of common stock with a par value of $5,000 were outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)


                                                                       Three months ended                   Six months ended
                                                                 -------------------------------     -------------------------------
(In millions)                                                    June 26, 1999     June 27, 1998     June 26, 1999     June 27, 1998
                                                                 -------------     -------------     -------------     -------------

Revenues
Net premiums written                                                $1,741            $1,396            $3,581            $2,840
                                                                    ======            ======            ======            ======

Net premiums earned                                                 $1,722            $1,434            $3,396            $2,641
Net investment income                                                  295               234               573               470
Net realized gains on investments                                      166                92               336               216
Other revenues                                                          50                33                87                61
                                                                    ------            ------            ------            ------
Total revenues                                                       2,233             1,793             4,392             3,388
                                                                    ------            ------            ------            ------

Costs and Expenses
Claims, claim expenses and policy benefits                           1,372             1,025             2,557             1,873
Insurance acquisition costs                                            428               354               856               662
Other operating costs and expenses                                     179               126               345               253
Minority interest in net earnings of
   consolidated subsidiaries                                            22                22                44                43
                                                                    ------            ------            ------            ------
Total costs and expenses                                             2,001             1,527             3,802             2,831
                                                                    ------            ------            ------            ------

Earnings before income taxes                                           232               266               590               557


Provision for income taxes                                              58                70               167               156
                                                                    ------            ------            ------            ------

Net earnings                                                           174               196               423               401
Dividends on preferred stock                                            (2)               (2)               (4)               (4)
Retained earnings at beginning of period                             4,408             3,863             4,161             3,660
                                                                    ------            ------            ------            ------

Retained earnings at end of period                                  $4,580            $4,057            $4,580            $4,057
                                                                    ======            ======            ======            ======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                                    June 26, 1999     December 31, 1998
                                                                                                 -------------     -----------------
                                                                                                  (Unaudited)

Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value                                     $18,048             $18,161
   Equity securities, at fair value                                                                  3,101               2,722
   Other invested assets                                                                               948               1,104
                                                                                                   -------             -------
   Total investments                                                                                22,097              21,987

Cash                                                                                                   297                 258
Premiums receivable                                                                                  2,963               2,886
Other receivables                                                                                    1,571               1,714
Reinsurance recoverables                                                                             4,896               3,915
Deferred insurance acquisition costs                                                                 1,370               1,203
Other assets                                                                                         3,222               3,084
                                                                                                   -------             -------

Total assets                                                                                       $36,416             $35,047
                                                                                                   =======             =======

Liabilities and equity
Claims and claim expenses                                                                          $16,887             $15,852
Accumulated contract values                                                                          2,181               2,271
Future policy benefits for life and health contracts                                                 1,766               1,664
Unearned premiums                                                                                    2,385               2,165
Other reinsurance balances                                                                           1,749               1,487
Other liabilities                                                                                    3,347               3,855
Long-term borrowings                                                                                   956                 557
                                                                                                   -------             -------
   Total liabilities                                                                                29,271              27,851
                                                                                                   -------             -------

Minority interest in equity of consolidated subsidiaries                                             1,179               1,176
                                                                                                   -------             -------


Accumulated non-owner changes in equity:
   Accumulated unrealized gains on investment securities - net                                         497                 932
   Accumulated foreign currency translation adjustments                                               (111)                (73)
                                                                                                   -------             -------
   Total accumulated non-owner changes in equity                                                       386                 859

Preferred stock                                                                                        150                 150
Common stock                                                                                             5                   5
Paid-in capital                                                                                        845                 845
Retained earnings                                                                                    4,580               4,161
                                                                                                   -------             -------
   Total stockholder's equity                                                                        5,966               6,020
                                                                                                   -------             -------

Total liabilities and equity                                                                       $36,416             $35,047
                                                                                                   =======             =======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                                                                            Six months ended
                                                                                                     -------------------------------
(In millions)                                                                                        June 26, 1999     June 27, 1998
                                                                                                     -------------     -------------

Cash from operating activities                                                                         $   401           $   218
                                                                                                       -------           -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                                                            (4,206)           (2,178)
   Sales                                                                                                 3,606             1,720
   Maturities                                                                                              515               379
Equity securities:
   Purchases                                                                                            (1,142)             (585)
   Sales                                                                                                 1,038               676
Net sales of short-term investments                                                                         89               251
Cash paid for acquisitions and in force
   reinsurance transactions                                                                               (239)             (143)
Other investing activities                                                                                  69                (9)
                                                                                                       -------           -------
   Cash from (used for) investing activities                                                              (270)              111
                                                                                                       -------           -------

Cash Flows From Financing Activities
Change in contract deposits                                                                                 45              (367)
Net contract accumulation payments                                                                         (68)              (10)
Proceeds from short-term borrowings                                                                         59                15
Principal payments on short-term borrowings                                                               (422)                -
Proceeds from long-term borrowings                                                                         400                 -
Dividends paid                                                                                              (4)               (4)
                                                                                                       -------           -------
   Cash from (used for) financing activities                                                                10              (366)
                                                                                                       -------           -------

Effect of exchange rate changes on cash                                                                   (102)               28
                                                                                                       -------           -------

Increase (decrease) in cash                                                                                 39                (9)
Cash at beginning of period                                                                                258               269
                                                                                                       -------           -------
Cash at end of period                                                                                  $   297           $   260
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

3. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for
    Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. In June 1999, the FASB delayed the required effective date of the new standard to January 1, 2001. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effect of adoption as it believes that such determination will not be meaningful until closer to the adoption date.

4.  Changes  in   stockholder's   equity  that  did  not  result  directly  from
    transactions with the share owner were as follows:


                                                        Six months ended
                                                 -------------------------------
    (In millions)                                June 26, 1999     June 27, 1998
                                                 -------------     -------------

    Net earnings                                    $ 423              $401
    Unrealized gains (losses) on
       investment securities                         (435)              174
    Foreign currency translation
       adjustments                                    (38)               (9)
                                                    -----              ----
    Total                                           $ (50)             $566
                                                    =====              ====

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)


5.  The Company's operating segment activity is summarized as follows:


                                                        Six months ended
                                                 -------------------------------
    (In millions)                                June 26, 1999     June 27, 1998
                                                 -------------     -------------

    Revenues
    Property/Casualty                               $3,585            $2,669
    Life                                               807               719
                                                    ------            ------
    Total revenues                                  $4,392            $3,388
                                                    ======            ======

    Earnings before income taxes
    Property/Casualty                               $  479            $  489
    Life                                               111                68
                                                    ------            ------
    Total earnings before income taxes              $  590            $  557
                                                    ======            ======

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first six months of 1999 was $423 million, a $22 million increase over the first six months of 1998, reflecting increased net investment income due to continued growth in the investment portfolios and a higher level of net realized gains on investments, offset by increased frequency and severity of property losses. These results reflect six months of net earnings for the Medical Protective Corporation and Kemper Reinsurance Company acquisitions completed in the fourth quarter of 1998 in addition to approximately four months of net earnings for the Eagle Star Reinsurance Company Limited acquisition completed on March 4, 1999.

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


                                                        Six months ended
                                                 -------------------------------
(In millions)                                    June 26, 1999     June 27, 1998
                                                 -------------     -------------

Revenues
Property/Casualty                                   $3,585            $2,669
Life                                                   807               719
                                                    ------            ------
Total revenues                                      $4,392            $3,388
                                                    ======            ======

Earnings before income taxes
Property/Casualty                                   $  479            $  489
Life                                                   111                68
                                                    ------            ------
Total earnings before income taxes                  $  590            $  557
                                                    ======            ======

Typically, the underwriting performance of P&C business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first six months of 1999, the P&C combined ratio was 106.1%, compared to 100.0% for the same period in 1998. The higher combined ratio in 1999 primarily reflects an increase in both the frequency and severity of property incurred losses. Earnings before income taxes from P&C operations decreased $10 million or 2% in the first six months of 1999, primarily attributable to the increase in the combined ratio, offset by increases in net investment income and net realized gains on investments.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first six months of 1999, the life operations generated revenues and earnings before income taxes of $807 million and $111 million, respectively, compared to $719 million and $68 million, respectively, for the same period in 1998. The increase in both revenues and earnings before income taxes primarily reflects growth in underwriting origination volume and increases in net investment income and net realized gains on investments.

Operating Results

Net  premiums  written  increased  $741  million  or  26%  in  1999,   primarily
attributable to growth in various product lines, including new P&C business associated with acquisitions.

Net  premiums  earned   increased  $755  million  or  29%  in  1999,   primarily
attributable to growth in various product lines, including new P&C business associated with acquisitions.

Net investment income increased $103 million or 22% in 1999, primarily attributable to acquisitions.

Net realized gains on investments increased $120 million or 56% in 1999, primarily attributable to capitalizing on favorable market conditions and restructuring certain investment portfolios.

Other revenues increased $26 million or 43% in 1999, primarily attributable to acquisitions and increases in revenues generated from investment-related life reinsurance products and financial reinsurance transactions.

Claims, claim expenses and policy benefits increased $684 million or 37% in 1999, primarily attributable to the corresponding 29% increase in net premiums earned discussed above and the higher loss ratio caused by an increase in property incurred losses.

Insurance acquisition costs increased $194 million or 29% in 1999, which is consistent with the corresponding 29% increase in net premiums earned discussed above.

Other operating costs and expenses increased $93 million or 31% in 1999, primarily attributable to the operating costs associated with acquisitions.

Provision for income taxes was $167 million for the first six months of 1999 (an effective tax rate of 28.3%), compared to $156 million for the first six months of 1998 (an effective tax rate of 28.0%). The slightly higher effective tax rate in 1999 primarily reflects increased taxes on foreign earnings as a result of a reduction in foreign tax credit availability, substantially offset by a one-time reduction in foreign deferred income taxes resulting from a tax reorganization completed in the second quarter of 1999.

Other Matters

Year 2000

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company, in conjunction with GE Company and GE Capital Services, is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers, as well as to assess the extent to which Year 2000 issues will affect its customers. Each business within the GE Company structure has a Year 2000 leader who oversees a multi-functional project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases:
(1) define/measure- identify and inventory possible sources of Year 2000 issues;
(2) analyze- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve- execute project plans and perform a majority of the testing; and (4) control- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities and suppliers were in the control phase. As a final step in the control phase, the Company, in conjunction with GE Company and GE Capital Services, is developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules and substitution of suppliers, as appropriate. While the Company does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to ameliorate the effects of any such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

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


                                  GE GLOBAL INSURANCE HOLDING CORPORATION
                            ----------------------------------------------------
                                                (Registrant)



Date:  August 10, 1999      By:             /s/ ROBERT J. DELLINGER
                               -------------------------------------------------
                                              Robert J. Dellinger
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


Date:  August 10, 1999      By:              /s/ TAMMIE A. WAHAUS
                               -------------------------------------------------
                                               Tammie A. Wahaus
                                     Second Vice President and Controller
                                        (Principal Accounting Officer)

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