Form 10-Q
period 1999-09-25
GE GLOBAL INSURANCE HOLDING CORP
filed 1999-10-26
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1999
                                               ------------------

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


                                 ---------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

At October 26, 1999, 1,000 shares of common stock with a par value of $5,000 were outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)


                                                                    Three months ended                     Nine months ended
                                                             ---------------------------------     ---------------------------------
(In millions)                                                Sept. 25, 1999     Sept. 26, 1998     Sept. 25, 1999     Sept. 26, 1998
                                                             --------------     --------------     --------------     --------------

Revenues
Net premiums written                                            $1,787             $1,398             $5,368             $4,238
                                                                ======             ======             ======             ======

Net premiums earned                                             $1,622             $1,269             $5,018             $3,910
Net investment income                                              294                250                867                720
Net realized gains on investments                                  244                158                580                374
Other revenues                                                      93                 35                180                 96
                                                                ------             ------             ------             ------
Total revenues                                                   2,253              1,712              6,645              5,100
                                                                ------             ------             ------             ------

Costs and Expenses
Claims, claim expenses and policy benefits                       1,339                902              3,896              2,775
Insurance acquisition costs                                        391                329              1,247                991
Other operating costs and expenses                                 194                137                539                390
Minority interest in net earnings of
   consolidated subsidiaries                                        22                 21                 66                 64
                                                                ------             ------             ------             ------
Total costs and expenses                                         1,946              1,389              5,748              4,220
                                                                ------             ------             ------             ------

Earnings before income taxes                                       307                323                897                880


Provision for income taxes                                          87                 95                254                251
                                                                ------             ------             ------             ------

Net earnings                                                       220                228                643                629
Dividends on preferred stock                                        (1)                (2)                (5)                (6)
Retained earnings at beginning of period                         4,580              4,057              4,161              3,660
                                                                ------             ------             ------             ------

Retained earnings at end of period                              $4,799             $4,283             $4,799             $4,283
                                                                ======             ======             ======             ======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                               September 25, 1999     December 31, 1998
                                                                                            ------------------     -----------------
                                                                                               (Unaudited)

Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value                                   $17,858               $18,161
   Equity securities, at fair value                                                                3,028                 2,722
   Other invested assets                                                                           1,094                 1,104
                                                                                                 -------               -------
   Total investments                                                                              21,980                21,987

Cash                                                                                                 412                   258
Premiums receivable                                                                                3,028                 2,886
Other receivables                                                                                  1,404                 1,714
Reinsurance recoverables                                                                           6,025                 3,915
Deferred insurance acquisition costs                                                               1,638                 1,203
Other assets                                                                                       3,389                 3,084
                                                                                                 -------               -------

Total assets                                                                                     $37,876               $35,047
                                                                                                 =======               =======

Liabilities and equity
Claims and claim expenses                                                                        $17,721               $15,852
Accumulated contract values                                                                        2,076                 2,271
Future policy benefits for life and health contracts                                               2,092                 1,664
Unearned premiums                                                                                  2,627                 2,165
Other reinsurance balances                                                                         2,033                 1,487
Other liabilities                                                                                  3,346                 3,855
Long-term borrowings                                                                                 956                   557
                                                                                                 -------               -------
   Total liabilities                                                                              30,851                27,851
                                                                                                 -------               -------

Minority interest in equity of consolidated subsidiaries                                           1,179                 1,176
                                                                                                 -------               -------


Accumulated non-owner changes in equity:
   Accumulated unrealized gains on investment securities - net                                       133                   932
   Accumulated foreign currency translation adjustments                                              (86)                  (73)
                                                                                                 -------               -------
   Total accumulated non-owner changes in equity                                                      47                   859

Preferred stock                                                                                      150                   150
Common stock                                                                                           5                     5
Paid-in capital                                                                                      845                   845
Retained earnings                                                                                  4,799                 4,161
                                                                                                 -------               -------
   Total stockholder's equity                                                                      5,846                 6,020
                                                                                                 -------               -------

Total liabilities and equity                                                                     $37,876               $35,047
                                                                                                 =======               =======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                                                                       Nine months ended
                                                                                           -----------------------------------------
(In millions)                                                                              September 25, 1999     September 26, 1998
                                                                                           ------------------     ------------------

Cash from operating activities                                                                  $   779                $   380
                                                                                                -------                -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                                                     (7,403)                (3,479)
   Sales                                                                                          6,258                  2,816
   Maturities                                                                                       982                    590
Equity securities:
   Purchases                                                                                     (2,312)                (1,080)
   Sales                                                                                          2,224                  1,206
Net (purchases) sales of short-term investments                                                    (138)                    81
Cash paid for acquisitions and in force
   reinsurance transactions                                                                        (257)                  (143)
Other investing activities                                                                          153                   (111)
                                                                                                -------                -------
   Cash used for investing activities                                                              (493)                  (120)
                                                                                                -------                -------

Cash Flows From Financing Activities
Change in contract deposits                                                                          45                   (328)
Net contract accumulation receipts (payments)                                                      (175)                     6
Proceeds from short-term borrowings                                                                  90                    168
Principal payments on short-term borrowings                                                        (421)                     -
Proceeds from long-term borrowings                                                                  400                      -
Dividends paid                                                                                       (5)                    (6)
                                                                                                -------                -------
   Cash used for financing activities                                                               (66)                  (160)
                                                                                                -------                -------

Effect of exchange rate changes on cash                                                             (66)                   (41)
                                                                                                -------                -------

Increase in cash                                                                                    154                     59
Cash at beginning of period                                                                         258                    269
                                                                                                -------                -------
Cash at end of period                                                                           $   412                $   328
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

4.  Changes  in   stockholder's   equity  that  did  not  result  directly  from
    transactions with the share owner were as follows:


                                                   Nine months ended
                                       -----------------------------------------
    (In millions)                      September 25, 1999     September 26, 1998
                                       ------------------     ------------------

    Net earnings                             $ 643                  $629
    Net unrealized losses on
       investment securities                  (799)                  (43)
    Foreign currency translation
       adjustments                             (13)                  (73)
                                             -----                  ----
    Total                                    $(169)                 $513
                                             =====                  ====

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)


5.  The Company's operating segment activity is summarized as follows:


                                                   Nine months ended
                                       -----------------------------------------
    (In millions)                      September 25, 1999     September 26, 1998
                                       ------------------     ------------------

    Revenues
    Property/Casualty                        $5,347                 $4,015
    Life                                      1,298                  1,085
                                             ------                 ------
    Total revenues                           $6,645                 $5,100
                                             ======                 ======

    Earnings before income taxes
    Property/Casualty                        $  695                 $  784
    Life                                        202                     96
                                             ------                 ------
    Total earnings before income taxes       $  897                 $  880
                                             ======                 ======

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first nine months of 1999 was $643 million, a $14 million increase over the first nine months of 1998, reflecting increased net investment income and a higher level of net realized gains on investments, offset by increased frequency and severity of property-related losses. These results reflect nine months of net earnings for the Medical Protective Corporation and Kemper Reinsurance Company acquisitions completed in the fourth quarter of 1998 in addition to approximately seven months of net earnings for the Eagle Star Reinsurance Company Limited acquisition completed on March 4, 1999.

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


                                                   Nine months ended
                                       -----------------------------------------
(In millions)                          September 25, 1999     September 26, 1998
                                       ------------------     ------------------

Revenues
Property/Casualty                            $5,347                 $4,015
Life                                          1,298                  1,085
                                             ------                 ------
Total revenues                               $6,645                 $5,100
                                             ======                 ======

Earnings before income taxes
Property/Casualty                            $  695                 $  784
Life                                            202                     96
                                             ------                 ------
Total earnings before income taxes           $  897                 $  880
                                             ======                 ======

Typically, the underwriting performance of P&C business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first nine months of 1999, the P&C combined ratio was 108.9%, compared to 100.0% for the same period in 1998. The higher combined ratio in 1999 primarily reflects an increase in both the frequency and severity of property-related incurred losses. Earnings before income taxes from P&C operations decreased $89 million or 11% in the first nine months of 1999, primarily attributable to the increase in the combined ratio, offset by increases in net investment income and net realized gains on investments.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first nine months of 1999, the life operations generated revenues and earnings before income taxes of $1,298 million and $202 million, respectively, compared to $1,085 million and $96 million, respectively, for the same period in 1998. The increase in both revenues and earnings before income taxes primarily reflects growth in underwriting origination volume and increases in net investment income and net realized gains on investments.

Operating Results

Net premiums written increased $1,130 million or 27% in 1999, primarily attributable to growth in various product lines, including new P&C business associated with acquisitions.

Net premiums earned increased $1,108 million or 28% in 1999, primarily attributable to growth in various product lines, including new P&C business associated with acquisitions.

Net investment income increased $147 million or 20% in 1999, primarily attributable to acquisitions.

Net realized gains on investments increased $206 million or 55% in 1999, primarily attributable to capitalizing on favorable market conditions and restructuring certain investment portfolios.

Other revenues increased $84 million or 88% in 1999, primarily attributable to acquisitions and increases in revenues generated from investment-related life reinsurance products and financial reinsurance transactions.

Claims, claim expenses and policy benefits increased $1,121 million or 40% in 1999, primarily attributable to the growth in net premiums earned discussed above and the higher loss ratio caused by an increase in property-related incurred losses.

Insurance acquisition costs increased $256 million or 26% in 1999, which is comparable to the corresponding 28% increase in net premiums earned discussed above.

Other operating costs and expenses increased $149 million or 38% in 1999, primarily attributable to the operating costs associated with acquisitions.

Provision for income taxes was $254 million for the first nine months of 1999 (an effective tax rate of 28.3%), compared to $251 million for the first nine months of 1998 (an effective tax rate of 28.5%). The slightly lower effective tax rate in 1999 primarily reflects a one-time reduction in foreign deferred income taxes resulting from a tax reorganization completed in the second quarter of 1999, substantially offset by increased taxes on foreign earnings as a result of a reduction in foreign tax credit.

Other Matters

Year 2000

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company, in conjunction with GE Company and GE Capital Services, is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers. Each business within the GE Company structure has a Year 2000 leader who oversees a multi-functional project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure - identify and inventory possible sources of Year 2000 issues;
(2) analyze - determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve - execute project plans and perform a majority of the testing; and (4) control - complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities and suppliers were in the control phase. As a final step in the control phase, the Company, in conjunction with GE Company and GE Capital Services, has developed, tested and is prepared to implement contingency plans to minimize disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules and substitution of suppliers, as appropriate. While management does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to minimize such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

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


                                  GE GLOBAL INSURANCE HOLDING CORPORATION
                            ----------------------------------------------------
                                                (Registrant)



Date:  October 26, 1999     By:             /s/ ROBERT J. DELLINGER
                               -------------------------------------------------
                                              Robert J. Dellinger
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


Date:  October 26, 1999     By:             /s/ WILLIAM J. STEILEN
                               -------------------------------------------------
                                              William J. Steilen
                                         Vice President and Controller
                                        (Principal Accounting Officer)

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