Form 10-K
period 1999-12-31
GE GLOBAL INSURANCE HOLDING CORP
filed 2000-03-17
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-K
                                 ---------------

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                                 ---------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

                                                        Name of each
         Title of each class                    exchange on which registered
         -------------------                    ----------------------------
   7% Notes Due February 15, 2026                  New York Stock Exchange
    6.45% Notes Due March 1, 2019                  New York Stock Exchange

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 17, 2000. None.

At March 17, 2000, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

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


PART II
   Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters......12
   Item 6.   Selected Financial Data........................................................12
   Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................................13
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....................21
   Item 8.   Financial Statements and Supplementary Data....................................21
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................21


PART III
   Item 10.  Directors and Executive Officers of the Registrant.............................22
   Item 11.  Executive Compensation.........................................................22
   Item 12.  Security Ownership of Certain Beneficial Owners and Management.................22
   Item 13.  Certain Relationships and Related Transactions.................................22


PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................22

                                     PART I

Item 1.  Business.

GE Global Insurance Holding Corporation ("GE Global Insurance" and, together with its subsidiaries, "the Company"), through its direct and indirect subsidiaries, is principally engaged in the reinsurance business in the United States and throughout the world. All outstanding common stock of GE Global Insurance is owned by General Electric Capital Services, Inc. ("GE Capital Services"), which in turn is wholly-owned by General Electric Company ("GE Company").

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

The Company conducts business and services its accounts through a network of local offices located in cities throughout the world. As of December 31, 1999, the Company had 19 offices in the North American region, 12 offices in the European region, 10 offices in the Asia/Pacific region and 4 offices in the Latin American region.

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

The Company also competes in the reinsurance broker market throughout the world. During 1998 and in early 1999, the Company significantly expanded its presence in the reinsurance broker market by acquiring Kemper Reinsurance Company (subsequently renamed GE Reinsurance Corporation - "GE Re") and Eagle Star Reinsurance Company Limited ("Eagle Star Re") (See Note 3 to the consolidated financial statements). The acquisitions of GE Re and Eagle Star Re significantly enhance the Company's distribution channel in the worldwide reinsurance broker market and further enables the Company to respond to the growing risk management needs of a wider and more diverse group of customers. The acquisitions of GE Re and Eagle Star Re position the Company as one of the largest reinsurance broker writers in the world.

The Company manages and diversifies its risk through the careful underwriting of risks, active claims management and the purchase of retrocessional coverage. Retrocessional coverage represents a form of secondary reinsurance where a reinsurer seeks reinsurance coverage on a specified portion of assumed risks. The Company maintains strict underwriting controls whereby individual underwriters are assigned maximum levels of underwriting authority based on specified lines of business. The assumption of risks greater than the specified maximum amount requires approvals of designated individuals. Adherence to these underwriting guidelines is monitored though pre-renewal account reviews, periodic underwriting audits and computer edit controls. In addition to transactional controls, the Company employs portfolio monitoring of key risks for all products and controls new product introductions through the use of required management reviews ("tollgates") to approve such new products and related underwriting guidelines.

The Company's business strategy is to continue to increase revenues by concentrating on select profitable customer segments and delivering comprehensive risk transfer and risk management solutions. The Company does not intend, however, to increase premium income at the expense of its underwriting results.

On March 4, 1999, the Company completed the acquisition of Eagle Star Re, a leading London Market non-life reinsurance company principally doing business through intermediaries. This acquisition significantly enhanced the Company's worldwide reinsurance broker distribution channel. The cash consideration of approximately $346 million was provided through existing funds.

During 1998, the Company, either directly or through its affiliates, acquired three major property and casualty insurance/reinsurance businesses which strengthened its global presence in the healthcare product lines, the broker-serviced markets and the Fortune 1000 commercial property markets.

In the fourth quarter of 1998, the Company completed the acquisitions of Medical Protective Corporation ("Medical Protective") and GE Re. Medical Protective is the oldest medical professional liability insurer of physicians and dentists in the United States. The cash consideration of approximately $628 million was financed by GE Capital Corporation via an interim loan agreement. GE Re is a property and casualty reinsurance company principally doing business through intermediaries. The cash consideration of approximately $468 million was financed initially in 1998 by utilizing existing credit facilities and subsequently refinanced in 1999 through additional long-term borrowings.

On January 6, 1998, the Company purchased the assets and assumed the renewal rights of Industrial Risk Insurers ("IRI"), a leader in providing highly protected risk property insurance, for a cash consideration of approximately $235 million. The business underwritten through IRI is managed by a joint venture formed between the Company and The Hartford Steam Boiler Inspection and Insurance Company ("HSB") as stipulated by a management agreement. IRI writes business utilizing the licensing authority of its members and the business underwritten is subsequently allocated to members in proportion to membership participation and further allocated in accordance with certain reinsurance agreements between HSB and the Company.

The Company, as a result of General Electric Capital Corporation's ("GE Capital Corporation" - a wholly-owned subsidiary of GE Capital Services) acquisition of Coregis Insurance Company ("Coregis"), acquired the renewal rights of certain domestic property and casualty business to continue expansion of its specialty insurance product line in 1997.

The Company has also established a Financial Market Products ("FMP") unit which will address the needs of customers seeking innovative risk transfer solutions, globally. FMP will partner with an affiliate, GECC Capital Markets Group, Inc., to deliver the full range of services desired by this growing customer segment. To date, other than start-up administrative expenses, the Company's results do not reflect any significant revenues or operating results from products and services provided by this FMP unit.

Also in recent years, the Company has expanded its global business through the extension of its local office network. The Company opened offices in Rio de Janeiro and Warsaw in 1999, Kuala Lumpar and Shanghai in 1998 and Buenos Aires and Montreal in 1997. Consistent with its global expansion strategy, the Company anticipates further expanding its presence in the Asia/Pacific and Latin American regions.

Unless otherwise indicated, all financial data has been prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

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

                                                           Year ended December 31,
                                  -------------------------------------------------------------------------
(In millions)                             1999                      1998                      1997
                                  ---------------------     ---------------------     ---------------------
                                                Inter-                    Inter-                    Inter-
                                  Domestic     national     Domestic     national     Domestic     national
                                  ---------------------     ---------------------     ---------------------

Property and Casualty Segment
   Property and Casualty.........  $2,102       $2,470       $1,487       $2,306       $1,038       $1,592
   Healthcare....................     851           43          514           83          432           92
   Specialty.....................     417            -          498            -          339            -
Life Segment.....................     615          649          422          674          512          540
                                   ------       ------       ------       ------       ------       ------
   Total.........................  $3,985       $3,162       $2,921       $3,063       $2,321       $2,224
                                   ======       ======       ======       ======       ======       ======

The  following  is  a  summary   description  of  the  Company's   domestic  and
international business based on principal product lines:


Property and Casualty Insurance/Reinsurance Segment

Property and Casualty Reinsurance. The Company's largest product line, traditional property and casualty reinsurance, accounted for approximately 64% of the Company's worldwide net premiums written in 1999. The Company's premium volume in the property and casualty segment is derived principally from treaty agreements, which enable the Company to maintain lower operating costs because fewer personnel are required to administer treaty business than facultative business. Most of the Company's casualty business is written on an excess of loss basis because it better enables the Company to control its exposure on business that has a relatively longer claim settlement pattern (i.e., the "tail").

The Company's property business is written on both an excess of loss and a proportional basis. Generally, the Company is the lead reinsurer for any domestic program in which it participates, enabling it to negotiate the terms of the reinsurance. The Company also acts as the lead reinsurer on a portion of its international business.

The Company's international property and casualty business services worldwide markets, including most European countries and countries in the Middle East, Far East and Latin America. For the year ended December 31, 1999, approximately 50% of the Company's international net premiums written from property and casualty reinsurance was derived from property reinsurance, approximately 24% from casualty reinsurance, approximately 25% from aviation and marine reinsurance and approximately 1% from other lines of reinsurance. Based on 1999 net premiums written, approximately 51% of the Company's international property and casualty business was written on a direct basis, with the remainder written through brokers.

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

Healthcare. As part of the Company's property and casualty business segment, the Company provides insurance and reinsurance for the healthcare industry, also targeting employers, public entities, manufacturers and others for certain product lines. Coverages include primary insurance and reinsurance for medical professional liability and insurance protecting primary insurers (including self-insurers) in the healthcare market (i.e., excess workers' compensation, stop loss insurance, directors and officers liability for non-profit firms and provider excess coverages).

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

The Company believes that it is well positioned to compete in the healthcare market because of its wide range of experience in providing healthcare liability coverage and excess protection for self-insured employers, leveraging its acquisition of Medical Protective and utilizing multiple products and disciplines to provide healthcare solutions.

Specialty Insurance. An additional component of the Company's domestic property and casualty business is its specialty insurance product line, which generally consists of commercial property and casualty policies written on a primary basis in niche markets. The Company's specialty business concentrates on providing commercial insurance products for target markets, usually professional associations and homogeneous groups. Specialty products include professional liability programs and niche programs in the general property and casualty area. This coverage provides insurance for errors and omissions (E&O) arising out of the professional activities of the insureds and commercial property and casualty coverages for niche programs.

Professional classes underwritten include lawyers, property and casualty insurance agents and brokers, life and health insurance agents and brokers, accountants and a few miscellaneous classes. The majority of this business provides coverage to lawyers and property and casualty and life insurance agents and brokers.

Competition for the classes of business underwritten within the Company's specialty insurance product line has recently increased as more companies have redirected their resources to the specialty niche business. In order to compete for this business, the Company has provided value-added services, including enhanced underwriting and automated processing services, to its wholesalers and managing general agents producing such business.

Life Reinsurance Segment

Life Reinsurance. The Company is engaged in the reinsurance of various life insurance products, including term, whole and universal life, annuities, group long-term health and health products and provides financial reinsurance to life insurers. Based on net premiums written, life reinsurance accounted for approximately 18% of the Company's worldwide business in 1999.

With respect to life reinsurance, the Company writes mostly on a direct basis with primary insurers. The Company's life reinsurance business consists principally of treaty business and is written generally on a pro-rata basis. The Company's domestic life reinsurance business is written in every state in the United States. The Company's international life reinsurance business services worldwide markets, including France, Germany, Greece, Israel, Italy, Mexico, Scandinavia, Singapore, Spain and the United Kingdom. For the year ended December 31, 1999, approximately 66% of the Company's international life reinsurance net premiums written were for traditional life reinsurance, with the balance for healthcare reinsurance.

The Company believes that increases in life expectancy, decreases in public funding for social programs in Europe and deregulation of the life reinsurance markets in Europe and Japan present increased opportunities for the Company's life reinsurance business line.

Financial Reinsurance. Financial reinsurance does not transfer significant underwriting risk to the reinsurer and is designed primarily to enhance the current statutory surplus of the ceding company while reducing future statutory earnings as amounts are repaid to the reinsurer. This financial transaction is effectively collateralized by anticipated future income streams from selected insurance policies. The Company writes financial reinsurance on a direct basis and through brokers and generally only for companies with credit ratings of not less than "A" at the inception of the reinsurance contract and that have a minimum capital and surplus of $15 million. The two principal categories of transactions are financial reinsurance and financial risk reinsurance. Financial reinsurance typically has a duration of three to five years. Financial risk reinsurance represents a longer term traditional risk sharing arrangement where reinsurance is provided on existing portfolios of in-force business. The Company's focus in the past year has been on expanding the financial risk reinsurance line.


Property and Casualty Reserves for Unpaid Claims and Claim Expenses

The Company's insurance/reinsurance subsidiaries maintain reserves to cover their estimated ultimate liability for unpaid claims and claim expenses with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims). These reserves are estimates that involve actuarial and statistical projections of the expected cost of the ultimate settlement and administration of unpaid claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors such as inflation and new concepts of liability. The inherent uncertainties of estimating claim reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer (i.e., the "tail"). As a consequence, actual claims and claim expenses paid may deviate, perhaps substantially, from estimates reflected in the insurance companies' reserves in their financial statements. Adjustments to previously reported reserves for net claims and claim expenses are considered changes in estimates for accounting purposes and are reflected in the financial statements in the period in which the adjustment occurs.

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

In accordance with GAAP, the Company also maintains reserves for claims incurred but not reported ("IBNR"). Such reserves are established to provide for future case reserves and loss payments on incurred claims that have not yet been reported to an insurer or reinsurer. In calculating IBNR reserves, the Company uses generally accepted actuarial reserving techniques that take into account quantitative loss experience data, together with, where appropriate, qualitative factors. IBNR reserves are based on claim experience and are grouped both by class of business and by accident year. IBNR reserves are also adjusted to take into account certain additional factors, such as changes in the volume of business written, reinsurance contract terms and conditions, the mix of business, claims processing and inflation, that can be expected to affect the Company's liability for claims over time.

The potential for adverse development of the Company's reserves for its international business, as compared to that of its domestic business, is reduced because the international operations have a relatively low proportion of longer tail exposures.

Reserve Development. The development of the Company's net balance sheet property and casualty liabilities for unpaid claims and claim expenses for accident years 1989 through 1999 is summarized in the following table.

Net Liability. The first row of data shows the estimated net liability for unpaid claims and claim expenses at December 31 for each year from 1989 to 1999. The liability includes both case and IBNR reserves as of each year-end date, net of anticipated recoveries from other reinsurers. The rows immediately following the first row of data show cumulative paid data at December 31, as of one year, two years, ..., 10 years of subsequent payments.

Net Liability Re-estimated. The middle rows of data show the re-estimated amount for previously reported net liability based on experience as of the end of each subsequent calendar year's results. This estimate is changed as more information becomes known about the underlying claims for individual years. The cumulative redundancy (deficiency) shown in the table is the aggregate net change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. The amount in the line titled "Redundancy (Deficiency) at December 31, 1999," represents for each calendar year (the "Base Year") the aggregate change in (i) the Company's original estimate of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year compared to (ii) the Company's re-estimate as of December 31, 1999, of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year. A redundancy means that the original estimate was greater than the re-estimate and a deficiency means that the original estimate was less than the re-estimate.

                                              Changes in Historical Reserves for Unpaid Claims and Claim Expenses
                                                  For the Last Ten Years - GAAP Basis as of December 31, 1999

                                                                    Year ended December 31,
                            --------------------------------------------------------------------------------------------------------
(In millions)                1989     1990     1991      1992      1993      1994      1995      1996      1997      1998    1999
                            --------------------------------------------------------------------------------------------------------

Net liability for unpaid
   claims and claim
   expenses                 $3,338   $3,579   $3,596   $3,991    $4,525    $5,071    $9,351    $9,458    $9,114   $12,495   $13,210
Paid (cumulative) as of:
One year later.........        706      747      665      802       949     1,115     1,964     1,949     2,176     2,867       ---
Two years later........      1,125    1,119    1,103    1,274     1,602     1,804     3,130     3,189     3,241       ---       ---
Three years later......      1,469    1,524    1,499    1,739     2,054     2,341     3,933     3,881       ---       ---       ---
Four years later.......      1,746    1,772    1,784    2,036     2,424     2,708     4,464       ---       ---       ---       ---
Five years later.......      1,929    1,989    2,008    2,293     2,690     2,988       ---       ---       ---       ---       ---
Six years later........      2,072    2,173    2,208    2,485     2,952       ---       ---       ---       ---       ---       ---
Seven years later......      2,229    2,348    2,362    2,688       ---       ---       ---       ---       ---       ---       ---
Eight years later......      2,380    2,482    2,531      ---       ---       ---       ---       ---       ---       ---       ---
Nine years later.......      2,495    2,630      ---      ---       ---       ---       ---       ---       ---       ---       ---
Ten years later........      2,629      ---      ---      ---       ---       ---       ---       ---       ---       ---       ---

Net liability
   re-estimated as of:
One year later.........     $3,390   $3,616   $3,625   $3,919     $4,612   $5,173    $9,192    $9,229    $9,179   $12,410       ---
Two years later........      3,482    3,583    3,587    4,066      4,656    5,313     8,959     9,127     8,655       ---       ---
Three years later......      3,462    3,564    3,701    4,095      4,793    5,256     8,907     8,549       ---       ---       ---
Four years later.......      3,472    3,654    3,687    4,238      4,747    5,155     8,392       ---       ---       ---       ---
Five years later.......      3,537    3,635    3,818    4,154      4,668    4,902       ---       ---       ---       ---       ---
Six years later........      3,521    3,758    3,771    4,075      4,487      ---       ---       ---       ---       ---       ---
Seven years later......      3,626    3,734    3,711    3,942        ---      ---       ---       ---       ---       ---       ---
Eight years later......      3,608    3,674    3,592      ---        ---      ---       ---       ---       ---       ---       ---
Nine years later.......      3,567    3,565      ---      ---        ---      ---       ---       ---       ---       ---       ---
Ten years later........      3,479      ---      ---      ---        ---      ---       ---       ---       ---       ---       ---
Redundancy (Deficiency)
   at December 31, 1999       (141)      14        4       49        38       169       959       909       459        85       ---
Effect of foreign
   exchange (1)                  6      (38)     (41)     (14)       12       (36)     (467)     (402)     (122)     (323)      ---
                            ------   ------   ------   ------    ------    ------    ------    ------    ------    ------   -------
Redundancy (Deficiency)
   at December 31, 1999,
   excluding foreign
   exchange                 $ (135)  $  (24)  $  (37)   $  35    $   50    $  133    $  492    $  507    $  337   $  (238)  $   ---
                            ======   ======   ======    =====    ======    ======    ======    ======    ======   =======   =======

(In millions)                                            1992      1993      1994      1995      1996      1997      1998     1999
                                                       -----------------------------------------------------------------------------

Balance at December 31 - gross......................... $4,815    $5,312    $6,020   $11,145   $10,869   $10,936   $15,342  $17,435
Less reinsurance recoverables..........................   (824)     (787)     (949)   (1,794)   (1,411)   (1,822)   (2,847)  (4,225)
                                                        ------    ------    ------   -------   -------   -------   -------  -------
Balance at December 31 - net...........................  3,991     4,525     5,071     9,351     9,458     9,114    12,495   13,210
                                                        ------    ------    ------   -------   -------   -------   -------  -------
Latest re-estimated liability - gross..................  4,967     5,471     5,926     9,967    10,044    10,421    15,569      ---
Less re-estimated reinsurance recoverables............. (1,025)     (984)   (1,024)   (1,575)   (1,495)   (1,766)   (3,159)     ---
                                                        ------    ------    ------   -------   -------   -------   -------  -------
Latest re-estimated liability - net....................  3,942     4,487     4,902     8,392     8,549     8,655    12,410      ---
                                                        ------    ------    ------   -------   -------   -------   -------  -------
Gross redundancy (deficiency)..........................   (152)     (159)       94     1,178       825       515      (227)     ---
Effect of foreign exchange (1).........................    (14)       13       (37)     (576)     (487)     (157)     (473)     ---
                                                        ------    ------    ------   -------   -------   -------   -------  -------
Gross redundancy (deficiency), excluding foreign
exchange............................................... $ (166)   $ (146)   $   57   $   602   $   338   $   358   $  (700) $   ---
                                                        ======    ======    ======   =======   =======   =======   =======  =======

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

A number of major trends that occurred within the insurance industry, the economy in general and several Company-specific factors have had a significant effect on the Company's liabilities for unpaid claims and claim expenses during the period covered by the preceding table. The claims and claim expense reserve deficiencies developed to December 31, 1999, as reflected in the preceding table, included reserve deficiencies of approximately $52 million in 1989 and $21 million in 1990 related to the general liability business on the books of Puritan Excess and Surplus Lines Insurance Company ("PESLIC") before the Company's acquisition of PESLIC in 1994. Prior to 1994, PESLIC was owned by GE Capital Corporation. Additionally, beginning in 1985, the Company strengthened the reserves for its excess liability and workers' compensation business for qualified self-insured employers. Claims and claim expense reserve development in the mid 1980's in these businesses reflected the inadequate premium rates which resulted from intense competition in the market during that period.

In the late 1980's, the reinsurance market generally reacted to the rate deficiencies and the resulting claims and claim expense reserve development by increasing rates and strengthening claims and claim expense reserves. This is reflected, with respect to the Company, in the significant improvements in the overall reserve adequacy in most of the recent years. The increase in reserve redundancies indicated for 1995 through 1997 is attributable to the favorable claim environment that existed during that period.

The indicated deficiency in the 1998 reserve position is attributable to higher than normal claim and claim expense development across a number of lines of business, including property coverages (which was most highly impacted by much higher than expected industry-wide losses with respect to Hurricane Georges), long-term disability and communications/media liability.

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

The Company's reconciliation of its beginning and ending property and casualty reserves for unpaid claims and claim expenses on a GAAP basis is summarized as follows:

                                                      Year ended December 31,
                                                 ----------------------------------
(In millions)                                      1999         1998         1997
                                                 ----------------------------------

Balance at January 1 - gross.................... $15,342      $10,936      $10,869
Less reinsurance recoverables...................  (2,847)      (1,822)      (1,411)
                                                 -------      -------      -------
Balance at January 1 - net......................  12,495        9,114        9,458
                                                 -------      -------      -------

Claims and expenses incurred:
   Current year.................................   4,162        3,286        2,438
   Prior years..................................     233         (126)          71
                                                 -------      -------      -------
                                                   4,395        3,160        2,509
                                                 -------      -------      -------

Claims and expenses paid:
   Current year.................................  (1,228)      (1,074)        (612)
   Prior years..................................  (2,867)      (2,176)      (1,949)
                                                 -------      -------      -------
                                                  (4,095)      (3,250)      (2,561)
                                                 -------      -------      -------

Claim reserves related to acquired companies....     793        3,470            -

Claim reserves related to disposed companies....    (202)           -            -

Foreign exchange and other......................    (176)           1         (292)
                                                 -------      -------      -------
Balance at December 31 - net....................  13,210       12,495        9,114
Add reinsurance recoverables....................   4,225        2,847        1,822
                                                 -------      -------      -------
Balance at December 31 - gross.................. $17,435      $15,342      $10,936
                                                 =======      =======      =======

The liabilities for claims and claim expenses in the preceding table include long-term disability claims that are discounted at a 6% rate for all years presented. As a result of discounting the Company's long-term disability claims, total liabilities for claims and claim expenses have been reduced by an estimated 2% at December 31, 1999 and 1998. The amortization of discount is included in current operating results as part of the development of prior year liabilities.
                                        8

Long-term disability discounts accrued as a percentage of claims, claim expenses and policy benefits were less than 1% for the years ended December 31, 1999 and 1998 and approximately 1% for the year ended December 31, 1997. Discounts amoritized as a percentage of claims, claim expenses and policy benefits were less than 1% for the years ended December 31, 1999 and 1998 and approximately 1% for the year ended December 31, 1997.

The Company's reconciliation of its property and casualty reserves for unpaid claims and claim expenses between statutory basis and GAAP basis is summarized as follows:

                                                                December 31,
                                                      ---------------------------------
(In millions)                                           1999         1998         1997
                                                      ---------------------------------

Statutory basis reserves for U.S. companies - net.... $ 7,204     $ 7,679      $ 5,527
Adjustments to GAAP basis (1)........................     636         667         (118)
                                                      -------     -------      -------
GAAP basis reserves for U.S. companies - net.........   7,840       8,346        5,409
GAAP basis reserves for non-U.S. companies - net.....   5,370       4,149        3,705
                                                      -------     -------      -------
Total GAAP basis reserves - net......................  13,210      12,495        9,114
Add reinsurance recoverables.........................   4,225       2,847        1,822
                                                      -------     -------      -------
GAAP basis reserves - gross.......................... $17,435     $15,342      $10,936
                                                      =======     =======      =======

(1) Statutory basis reserve offsets and reserves reclassified to contract deposit assets or liabilities based on risk transfer provisions of SFAS No. 113.

Asbestos and Environmental Exposure. Included in the Company's liability for claims and claim expenses are liabilities for asbestos and environmental exposures. These claims and claim expenses are primarily related to policies written prior to 1986 as the policies written since 1986 have tended to explicitly exclude asbestos and environmental risks from coverage and most of the asbestos and environmental exposures arise from risks located in the United States. During 1997, the Company's international operations completed the initial process of identifying asbestos and environmental claims that had been reserved in prior periods but were initially aggregated and coded under other general lines of business rather than being specifically identified as asbestos and environmental claims.

The three-year development of claims and claim expense reserves associated with the Company's asbestos and environmental claims, including case and IBNR reserves, is summarized as follows:

                                                     Year ended December 31,
                                                 -------------------------------
(In millions)                                     1999        1998         1997
                                                 -------------------------------

Balance at January 1 - gross....................  $995        $462         $368
Less reinsurance recoverables...................  (206)       (193)        (174)
                                                  ----        ----         ----
Balance at January 1 - net......................   789         269          194

Claims and expenses incurred....................    (7)         35           54
Claim identification and IBNR allocation........     -           -           43 (1)
Claims and expenses paid........................  (210)        (39)         (22)
Claim reserves related to acquired companies....    33         524            -
                                                  ----        ----         ----

Balance at December 31 - net....................   605         789          269
Add reinsurance recoverables....................   195         206          193
                                                  ----        ----         ----
Balance at December 31 - gross..................  $800        $995         $462
                                                  ====        ====         ====

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

The amounts on the preceding page are management's best estimate, based on currently available information, of claims and claim expense payments and recoveries that are expected to develop in future years.

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

Other Mass Tort Exposures. In addition to asbestos and environmental exposures, the Company also may have exposures to other mass torts involving primarily product liability issues such as tobacco products, gun manufacturers and silicone breast implants. The Company has, in the past, generally avoided the products liability reinsurance business, and, based on currently available information, future liabilities resulting from these matters are not expected to be material to the Company's results of operations, financial position or cash flows.

Life and Health  Reserves for Future Policy  Benefits and  Accumulated  Contract
   Values

Future policy benefits for traditional life and health reinsurance contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or, in the event the policies were acquired by the Company from another insurer, at the date of acquisition. Interest rate assumptions used in calculating the present value generally ranged from 3.00% to 8.50% per annum at December 31, 1999. Payments received from sales of universal life and investment contracts are recognized by providing liabilities equal to the accumulated contract values of the policyholders' contracts. Interest rates credited to such universal life and investment contracts are generally guaranteed for a specified time period with renewal rates determined by the Company. Such crediting interest rates ranged from 3.00% to 9.00% per annum in 1999.

Regulatory Matters

GE Global Insurance and its domestic subsidiaries are subject to regulation under the insurance statutes, including insurance holding company statutes, of various states, including Missouri, Kansas, Illinois and Indiana, the domiciliary states of GE Global Insurance's principal domestic insurance company subsidiaries. The international subsidiaries of Employers Reinsurance Corporation (the "ERC Frankona Group") are subject to regulation under insurance statutes of various foreign countries.

General. The regulation and supervision to which GE Global Insurance's subsidiaries are subject relate primarily to licensing requirements of reinsurers, the standards of solvency that must be met and maintained, the amount of dividends that may be paid by such subsidiaries, the nature of and limitations on investments, restrictions on the size of risks that may be insured or reinsured, deposits of securities for the benefit of ceding companies, periodic examinations of the financial condition and affairs of reinsurers, the form and content of financial statements required to be filed with regulatory authorities and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders, rather than security holders of the regulated reinsurer. GE Global Insurance believes it is, and that its subsidiaries are, in material compliance with all applicable laws and regulations pertaining to their business and operations.

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

Risk-Based Capital. The National Association of Insurance Commissioners ("NAIC") has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. At December 31, 1999, each of GE Global Insurance's domestic insurance company subsidiaries exceeded the minimum risk-based capital requirements.

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

Dividends by Subsidiaries. Because the operations of GE Global Insurance are conducted primarily through Employers Reinsurance Corporation ("ERC"), GE Re and Medical Protective, GE Global Insurance is dependent upon dividends, tax allocation and other payments primarily from ERC, GE Re and Medical Protective to service its debt and meet its other obligations. The payment of dividends and other payments to GE Global Insurance by ERC, GE Re and Medical Protective are subject to limitations imposed by the Missouri, Illinois and Indiana Insurance Codes, respectively. The payment of dividends to ERC by its principal life reinsurance subsidiaries, Employers Reassurance Corporation and ERC Life Reinsurance Corporation, are subject to limitations imposed by the Kansas and Missouri Insurance Codes, respectively. No prediction can be made as to whether any legislative proposals relating to dividend rules in Kansas, Missouri, Illinois or Indiana will be made, whether any such legislative proposal will be adopted in the future, or the effect, if any, any such proposal would have on the Company.

The maximum amount available for the payment of dividends during 2000 by ERC without prior regulatory approval is $294 million after December 29, 2000. Of this amount, $88 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. GE Re will not be able to make any dividend payments during 2000 without the prior approval of the Director of Insurance for the State of Illinois. The maximum amount available for the payment of dividends during 2000 by Medical Protective without prior regulatory approval is $66 million after December 17, 2000.

International Regulations. Based on 1999 net premiums written, approximately 44% of the Company's business is carried on outside of the United States. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Licenses issued by foreign authorities to the ERC Frankona Group are subject to modification or revocation by such authorities, and such subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, the ERC Frankona Group has been allowed to modify their operations to conform with new licensing requirements in all jurisdictions that are material to the Company's international operations.

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

Item 2.  Properties.

The Company conducts business from various facilities, most of which are leased. In addition, the Company owns its administrative offices in Overland Park, Kansas, Fort Wayne, Indiana, Copenhagen, Denmark and Munich, Germany.


Item 3.  Legal Proceedings.

There are no pending legal proceedings beyond the ordinary course of business that in the opinion of the Company's management, based on information available at the date of this report, would have a material adverse effect on the Company's consolidated results of operation or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted


                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
            Matters.

All of the common stock of GE Global Insurance, its sole class of common equity on the date hereof, is owned by GE Capital Services. Accordingly, there is no public trading market for the Company's common equity. GE Global Insurance paid dividends on its common stock on December 28, 1999 of $243 million.


Item 6.  Selected Financial Data.

                           Consolidated Financial Data

                                                                 Year ended December 31,
                                               ------------------------------------------------------------
(In millions)                                     1999         1998         1997         1996         1995
                                               ------------------------------------------------------------

Total revenues................................  $ 9,031     $ 7,203      $ 5,784      $ 5,751      $ 4,798
Net premiums written..........................    7,147       5,984        4,545        4,573        3,561
Net investment income.........................    1,151         985          910          837          676
Net realized gains on investments.............      699         432          303          223          191
Earnings before income taxes..................      988       1,070          882          780          561
Net earnings..................................      720         779          648          567          437
Total investments.............................   21,539      21,987       18,343       16,479       15,394
Total assets..................................   37,561      35,047       27,532       25,388       25,613
Stockholder's equity..........................  $ 5,575     $ 6,020      $ 5,374      $ 4,760      $ 4,191
Return on equity (average)....................     12.4%       13.7%        12.8%        12.7%        12.6%
Stockholder's equity, excluding unrealized
   gains (losses) on investment securities....  $ 5,524     $ 5,088      $ 4,628      $ 4,260      $ 3,755
Return on equity (average), excluding
   unrealized gains (losses) on investment
   securities.................................     13.6%       16.0%        14.6%        14.1%        13.2%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

Overview

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net premiums written increased $1,163 million or 19% in 1999, primarily attributable to inclusion of a full year of operating activity for the October 1998 acquisitions of GE Re and Medical Protective, the March 1999 acquisition of Eagle Star Re and core growth in various product lines. This increase was partially offset by continued competitive market conditions, an increase in contingently payable ceded premiums relating to recorded recoveries under aggregate excess retrocession programs and the impact of foreign currency translation in connection with the strengthening of the U.S. dollar compared to most major European currencies.

Net earnings decreased $59 million or 8% in 1999, including an increase in after-tax net realized gains on investments of $176 million. Excluding after-tax net realized gains on investments, net earnings decreased $235 million or 46% in 1999. This decrease was primarily attributable to increased property and casualty-related losses related to the frequency and severity of large loss events occurring in 1999 as compared to 1998 and, to a lesser extent, adverse development on prior year recorded losses. Large loss events are individual events that, after specific reinsurance recoveries and related premium adjustments, affect operations by $2 million or more, and include losses from earthquakes, aviation or railroad accidents, fire damage, and weather-related damage from hurricanes, tornadoes, wind and ice. Large loss events amounted to approximately $720 million in 1999, as compared to $230 million in 1998. A portion of the 1999 losses was recovered under aggregate excess retrocession coverages obtained in the ordinary course of business. This increase in property and casualty-related losses was partially offset by a $166 million increase in net investment income, primarily due to growth in the investment portfolio as a result of acquisitions, and a $134 million increase in other revenues, primarily due to acquisitions, equity-method investments and a gain on disposition of the Company's reinsurance brokerage subsidiary. An increase in underwriting and operating expenses associated with acquisitions and continued competitive market conditions also contributed to the deterioration in underwriting results.
Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net premiums written increased $1,439 million or 32% in 1998, primarily attributable to growth in various product lines, including new property and casualty business associated with the acquisition of the renewal rights of business from IRI and Coregis and the acquisitions of Medical Protective and GE Re. This increase was partially offset by three significant quota share life reinsurance contracts obtained in 1997 that did not recur in 1998, the impact of foreign currency translation in association with the strengthening of the U.S. dollar and continued competitive market conditions.

Net earnings increased $131 million or 20% in 1998, including an increase in after-tax net realized gains on investments of $75 million. Excluding after-tax net realized gains on investments, net earnings increased $56 million or 12% in 1998. This increase was primarily attributable to a $75 million increase in net investment income, primarily due to the acquisitions of Medical Protective and GE Re and continued growth in the investment portfolios, and a $47 million increase in other revenues, primarily due to an increase in revenues generated from investment-related life reinsurance products and financial reinsurance transactions. These increases were partially offset by a decrease in underwriting results reflecting increased underwriting and operating expenses associated with the acquisitions and continued competitive market conditions.

Domestic Property and Casualty Business

                                                    Year ended December 31,
                                                 -------------------------------
(In millions)                                      1999        1998        1997
                                                 -------------------------------

Net premiums written............................ $3,370      $2,499      $1,809
Net underwriting loss...........................   (423)        (58)        (64)
Net investment income...........................    513         419         389
Earnings before income taxes....................    533         601         489
Net realized gains on investments...............    516         311         212
Earnings before income taxes, excluding
   net realized gains on investments............     17         290         277
GAAP ratios (1):
   GAAP claims and claim expense ratio..........   79.5%       68.9%       70.8%
   GAAP underwriting expense ratio..............   33.6%       33.6%       33.0%
                                                  -----       -----       -----
   GAAP combined ratio..........................  113.1%      102.5%      103.8%
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


Net premiums written increased $871 million or 35% in 1999, primarily attributable to the acquisitions of GE Re and Medical Protective and core growth in various product lines, partially offset by continued competitive market conditions and an increase in contingently payable ceded premiums relating to recorded recoveries under aggregate excess retrocession programs. Net premiums written increased $690 million or 38% in 1998, primarily attributable to growth in various product lines, including new property and casualty business associated with the acquisition of the renewal rights of business from IRI and Coregis and the acquisitions of GE Re and Medical Protective, partially offset by continued competitive market conditions.

Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio. The combined ratio is the sum of the loss ratio and the underwriting expense ratio, with a ratio lower than 100% indicating an underwriting profit and a ratio greater than 100% indicating an underwriting loss. Although the combined ratio has been greater than 100% for the three years presented above, the operating results of insurance/reinsurance companies include net investment income which generally yields an overall operating profit as reflected above in the caption "Earnings before income taxes, excluding net realized gains on investments."

The significant increase in the combined ratio in 1999 reflects an increase in the frequency and severity of large loss events occurring in 1999 and, to a lesser extent, adverse development on prior year recorded losses. The lower combined ratio in 1998 primarily reflects a general reduction in incurred losses caused by a decline in both the frequency and overall severity of claims, partially offset by an increase in hurricane and other weather-related catastrophe losses.

Net investment income increased $94 million or 22% in 1999, primarily attributable to inclusion of a full year of investment activity in 1999 for the 1998 GE Re and Medical Protective acquisitions. Net investment income increased $30 million or 8% in 1998, primarily attributable to the acquisitions of GE Re and Medical Protective and continued growth in the investment portfolios.

Earnings before income taxes, excluding net realized gains on investments, decreased $273 million in 1999, primarily attributable to the significant increase in the combined ratio, partially offset by the increase in net investment income discussed above. Earnings before income taxes, excluding net realized gains on investments, increased $13 million or 5% in 1998, primarily attributable to the decrease in the combined ratio and the increase in net investment income discussed above.

International Property and Casualty Business

                                                     Year ended December 31,
                                                 -------------------------------
(In millions)                                     1999        1998        1997
                                                 -------------------------------

Net premiums written............................ $2,513      $2,389      $1,684
Net underwriting loss...........................   (238)        (31)        (64)
Net investment income...........................    340         286         292
Earnings before income taxes....................    211         312         241
Net realized gains on investments...............    101          87          48
Earnings before income taxes, excluding
   net realized gains on investments............    110         225         193
GAAP ratios (1):
   GAAP claims and claim expense ratio..........  76.3%        70.5%       70.1%
   GAAP underwriting expense ratio..............  33.6%        30.9%       33.4%
                                                 ------       -----       -----
   GAAP combined ratio.......................... 109.9%       101.4%      103.5%
                                                 ======       =====       =====

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


Net premiums written increased $124 million or 5% in 1999, primarily attributable to the acquisitions of Eagle Star Re and GE Re and core growth in various product lines, partially offset by continued competitive market conditions, an increase in contingently payable ceded premiums relating to recorded recoveries under aggregate excess retrocession programs and the impact of foreign currency translation in connection with the strengthening of the U.S. dollar compared to most major European currencies. Net premiums written increased $705 million or 42% in 1998, primarily attributable to growth in various product lines, including new property and casualty business associated with the acquisition of GE Re, partially offset by the impact of foreign currency translation in association with the strengthening of the U.S. dollar and continued competitive market conditions.

Consistent with experience in the domestic property and casualty business, the significant increase in the combined ratio in 1999 reflects an increase in the frequency and severity of large loss events occurring in 1999 and, to a lesser extent, adverse development on prior year recorded losses. The lower combined ratio in 1998 primarily reflects a general reduction in incurred losses caused by a decline in both the frequency and overall severity of claims, partially offset by an increase in aviation, hurricane and other weather-related catastrophe losses.

Net investment income increased $54 million or 19% in 1999, primarily attributable to the acquisitions of GE Re and Eagle Star Re. Net investment income decreased $6 million or 2% in 1998, primarily attributable to market conditions partially offset by the acquisition of GE Re.

Earnings before income taxes, excluding net realized gains on investments, decreased $115 million or 51% in 1999, primarily attributable to the significant increase in the combined ratio, partially offset by the increase in net investment income discussed above. Earnings before income taxes, excluding net realized gains on investments, increased $32 million or 17% in 1998, primarily attributable to the decrease in the combined ratio discussed above.

Life Reinsurance Business

                                                       Year ended December 31,
                                                      --------------------------
(In millions)                                           1999     1998     1997
                                                      --------------------------

Revenues.............................................  $1,789   $1,525   $1,283
Earnings before income taxes.........................     244      157      152

Revenues, which consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions, increased $264 million or 17% in 1999. This increase was primarily attributable to growth in the domestic traditional life and credit life business, an increase in net realized gains on investments and fees generated from investment-related life reinsurance products and financial reinsurance transactions. Revenues increased $242 million or 19% in 1998, primarily attributable to growth in the traditional life and credit life business and fees generated from investment-related life reinsurance products and financial reinsurance transactions.

Earnings before income taxes increased $87 million or 55% in 1999, including a $48 million increase in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes increased $39 million or 32% in 1999, primarily attributable to an increase in net investment income, primarily due to continued growth in the investment portfolios, and fees generated from investment-related life reinsurance products and financial reinsurance transactions. Earnings before income taxes increased $5 million or 3% in 1998, including a $9 million decrease in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes increased $14 million or 13% in 1998, primarily attributable to an increase in net investment income, primarily due to continued growth in the investment portfolios, and fees generated from investment-related life reinsurance products and financial reinsurance transactions.


Liquidity and Capital Resources

GE Global Insurance's ability to meet its obligations, including debt service and operating expenses, and pay dividends to its shareholder depends primarily upon its receipt of sufficient funds from its insurance subsidiaries. The payment of dividends by ERC, GE Re and Medical Protective are subject to restrictions set forth in the insurance laws of Missouri, Illinois and Indiana, respectively, as well as other restrictions. Historically, the Company's liquidity requirements have been met by funds provided from operations and from the maturity and sales of investments.

Cash flows from operating activities, which primarily consists of premiums collected during the period in excess of payments made for claims and claim expenses, increased $578 million in 1999. This increase was primarily attributable to a decrease in claim settlements relative to the collection of premiums, somewhat offset by an increase in reinsurance recoverables under the Company's aggregate excess retrocession programs. Cash flows from operating activities decreased $586 million in 1998, primarily attributable to an increase in claim settlements relative to the collection of premiums, the timing of reinsurance settlements in association with catastrophe loss recoverables and an increase in underwriting and operating cash outlays associated with the acquisition of the renewal rights of business from IRI and Coregis and the acquisitions of Medical Protective and GE Re.

Cash flows used for investing activities activities decreased $374 million in 1999, primarily attributable to a reduction in cash used to fund acquisitions in 1999 due to the 1998 acquisitions of Medical Protective and GE Re, somewhat offset by a net increase in the purchases of investment securities. Cash flows used for investing activities decreased $423 million in 1998, primarily attributable to an increase in the maturity and sales of investments, partially offset by the acquisitions of Medical Protective and GE Re.

Cash flows from financing activities decreased $733 million in 1999, primarily attributable to the large amount of 1998 proceeds from short-term borrowings associated with the acquisitions of Medical Protective and GE Re and the change in contract deposit liabilities resulting from the 1998 commutation of a significant financial reinsurance treaty. The $395 million of proceeds from long-term borrowings in 1999 were used largely to repay short-term borrowings made in 1998 under the Company's revolving credit agreement with GE Capital Services. Cash flows from financing activities increased $182 million in 1998, primarily attributable to an increase in the proceeds from short-term borrowings associated with the acquisitions of Medical Protective and GE Re, partially offset by the change in contract deposits associated with the commutation of a financial reinsurance treaty and an increase in dividends paid to affiliates.

As of December 31, 1999, the Company had a $625 million note payable to GE Capital Corporation (which carries an annual interest rate equal to GE Capital Corporation's cost of funds) under an interim loan agreement that was used to fund its acquisition of Medical Protective.

In addition, the Company has a one-year $600 million revolving credit agreement with GE Capital Services which enables the Company to borrow from GE Capital Services at an interest rate per annum equal to GE Capital Services' cost of funds for a one year period. The agreement is automatically extended for successive terms of one year each unless terminated in accordance with terms of the agreement.


Investments

General. The Company follows a conservative investment strategy that emphasizes maintaining a high quality investment portfolio. The primary goals include a growing stream of investment income and improving total investment returns. All investments are administered under guidelines established and approved by the Company's Board of Directors. The Company's guidelines specify credit quality and concentration limits with respect to both fixed maturity and equity securities.

In structuring its fixed maturity portfolios, the Company considers the duration of its assets and claims and claim expense reserves. Most fixed maturity portfolios have total return benchmarks against which relative performance is measured. The total return benchmarks include investment income and realized and unrealized gains and losses on investments. Equity funds are managed for total return and performance is measured against equity benchmarks.

On a worldwide basis, based on data as of December 31, 1999, the Company manages 68% of its investments internally. General Electric Investment Corporation manages an additional 16% of the Company's investments, and the balance is managed by unaffiliated outside managers.

The Company's investment results are summarized as follows:

                                                             Year ended December 31,
                                               ---------------------------------------------------
(In millions)                                    1999       1998       1997       1996      1995
                                               ---------------------------------------------------

Average invested assets (at cost)............. $20,940    $18,794    $16,417    $15,195   $12,153
Net investment income.........................   1,151        985        910        837       676
Net effective yield...........................     5.5%       5.2%       5.5%       5.5%      5.6%
Net realized gains on investments............. $   699    $   432    $   303    $   223   $   191
Unrealized gains on investment
   securities before deferred income taxes....      92      1,554      1,189        799       684

The significant decrease in unrealized gains on investment securities before deferred income taxes in 1999 is primarily due to the concentration of fixed maturity debt securities held in the investment portfolio and the effects of a general rise in interest rates which occurred during 1999.

The Company continues to seek opportunities to enhance investment yield through a conservative, primarily fixed maturity investment strategy. Its current investment strategy does not contemplate material additional investments in non-investment grade debt securities, commercial real estate, commercial mortgages, equity securities or derivatives.

Domestic Investment Operations. The Company's domestic property and casualty investment portfolios are principally invested in tax-exempt state and municipal bonds, which the Company believes provide the most attractive after-tax yield. Some additional commitment was made to equity securities in recent years to enhance total investment returns in the longer term. The Company's domestic life investment portfolios are largely invested in taxable debt securities.

The Company's domestic fixed maturity portfolios categorized by rating based on market values are summarized as follows:

                                                      Domestic Property
                                                        and Casualty          Domestic Life
                                                      ---------------------------------------
                                                                     December 31,
                                                      ---------------------------------------
                                                       1999       1998       1999       1998
                                                      ---------------------------------------

U.S. government and government agency securities.....   0.9%       9.0%       7.4%       6.6%
Aaa..................................................  44.0       39.0        1.6        4.5
Aa...................................................  31.1       26.9        6.2        6.7
A....................................................   9.7       12.2       21.8       20.9
Baa..................................................   1.2        1.2       12.9       13.5
Ba...................................................   0.4        0.2        1.5        2.1
Canadian securities..................................   4.0        2.5        4.8        0.0
Mortgage-backed and other asset-backed securities....   4.3        3.9       37.8       37.6
Other................................................   4.4        5.1        6.0        8.1
                                                      -----      -----      -----      -----
   Total............................................. 100.0%     100.0%     100.0%     100.0%
                                                      =====      =====      =====      =====

Ratings are as assigned by Moody's when available, or by S&P and converted to the generally comparable Moody's rating.

The Company's emphasis on investment quality is evidenced by the preceding table, which indicates that the bonds in the Company's investment portfolios are principally invested in either U.S. government and government agency securities or issues rated "A" or above. The Canadian securities held by the Company are similar in quality to the other securities held in its domestic property and casualty portfolio. Fixed maturity securities held by the Company in its domestic life portfolios include mortgage-backed and other asset-backed securities that are matched to the liability profile of specific life reinsurance contracts. Investments in mortgage-backed and other asset-backed securities are limited to lower risk tranches and do not include any interest only or principal only elements. Mortgage-backed and other asset-backed securities in the Company's investment portfolio were principally issued by Federal agencies. The majority of the balance of other securities held in both the domestic property and casualty and domestic life portfolios represent investments in non-rated debt securities. The Company does not contemplate significant additional investment in non-investment grade securities in either the property and casualty or life portfolios.

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

As of December 31, 1999, the fair value of the ERC Frankona Group's investments totaled $7,490 million, an increase of $234 million from December 31, 1998. The composition of ERC Frankona Group's investments is summarized as follows:

                                                                 December 31,
                                                               -----------------
                                                                1999       1998
                                                               -----------------

            Fixed maturity securities.........................  81.8%      81.3%
            Equity securities.................................  15.8       12.6%
            Other invested assets.............................   2.4        6.1%
                                                               -----      -----

            Total............................................. 100.0%     100.0%
                                                               =====      =====

Most fixed  maturity  securities  within  the ERC  Frankona  Group's  investment portfolios have a term of less than ten years. The fixed maturity securities consist of high credit quality securities, and almost all bonds are investment grade securities with a comparable average rating equal to or above a Moody's or S&P "AA" rating. Fixed maturity securities include German and Danish mortgage-backed securities, although these mortgage-backed securities have significantly less prepayment risk than typical U.S. mortgage-backed securities, as the German and Danish tax and social environments are not conducive to risks of prepayment of interest and principal. Equity securities and other invested assets were internationally diversified with principal holdings in Germany, the United Kingdom and the United States.


Interest Rate and Currency Risk Management

Interest  rate  and  currency  risk  management  is  important  in  the   normal
operations of the Company. The following discussion presents an overview of such management.

The Company uses various financial instruments, such as currency and interest rate swaps, options and currency forwards, principally to manage interest rate and currency risks. The Company is exclusively an end-user of these instruments, which are commonly referred to as derivatives. The Company does not engage in trading, market-making or other speculative activities in the derivatives markets. Management requires that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in Notes 2 and 14 to the consolidated financial statements.

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

On a limited basis, and as part of ongoing customer activities, the Company uses interest rate swaps and options to minimize its exposure to movements in interest rates and financial markets that have a direct correlation with certain of its reinsurance products.

Substantially all derivative transactions are executed by the Company's Treasury Department, which works closely with GE Capital Treasury personnel to maintain controls on all exposures, adhere to stringent counterparty credit standards and actively monitor marketplace exposures. Although the Company is exposed to credit risk that the counterparty may not be able to comply with the terms and conditions of the contracts, the Company uses only highly rated institutions as counterparties to the derivative transactions.

The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

     One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such a decrease, including repricing effects in the securities portfolio, would reduce the 2000 net earnings of the Company based on year-end 1999 positions by an insignificant amount. Based on positions at year-end 1998, the pro forma effect on 1999 net earnings of such a decrease in interest rates was also estimated to be an insignificant amount.

     One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1999 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Company assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10 percent decrease (20 percent for hyperinflationary economies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would have had an insignificant effect on the 2000 net earnings of the Company based on year-end 1999 positions. Based on conditions at year-end 1998, the effect on 1999 net earnings of such a decrease in exchange rates was also estimated to be an insignificant amount.

Cyclicality

The property and casualty reinsurance industry has been highly cyclical. Underwriting results of primary property and casualty insurance companies and prevailing general economic and reinsurance premium rates significantly influences demand for reinsurance. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including changes in what the Company believes to be the propensity of courts to grant large awards, natural disasters and other catastrophic events (such as hurricanes, windstorms, earthquakes, floods and fires), fluctuations in interest rates and other changes in the investment environment which affect inflationary pressures that may tend to affect the size of losses experienced by ceding primary insurance companies.

New Accounting Standards

Two changes in accounting standards may affect future financial statements. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), effective for the Company on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in balance sheets at fair value, and changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are to be recorded in equity pending recognition in earnings. Certain significant refinements and interpretations of Statement 133 are being deliberated by the FASB, and the effects on accounting for the Company's financial instruments will depend to some degree on the results of such deliberations. Management has not determined the total probable effects on its financial statements of adopting Statement 133, and does not believe that an estimate of such effects would be meaningful at this time.

The FASB has also proposed new accounting for business combinations that, among other things, would change the accounting for and display of goodwill and other intangibles recorded in business acquisitions for transactions after January 1, 2001. An important aspect of the proposal is that goodwill amortization would be displayed as a separate element in the Statement of Earnings. Management believes that this proposal represents a useful approach to understanding financial performance, but believes that the utility of this information would be materially enhanced if the proposed approach for goodwill were applied to all intangible assets acquired with a business.

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

           10.1 First Whole Account Aggregate Excess of Loss Retrocession Agreement (E1), between Employers Reinsurance Corporation and National Indemnity Company, dated January 1, 1999 (portions redacted in accordance with application for confidentiality previously filed).

           10.2 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and Centre Insurance Company, dated January 1, 1999 (portions redacted in accordance with application for confidentiality previously filed).

           10.3 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and National Union Fire Insurance Company of Pittsburgh, PA, dated January 1, 1999 (portions redacted in accordance with application for confidentiality previously filed).

           10.4 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and Federal Insurance Company, dated January 1, 1999 (portions redacted in accordance with application for confidentiality previously filed).

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

Financial Statement Schedules
   Schedule II - Condensed Financial Information of Registrant...............56
   Schedule III - Supplementary Insurance Information........................60

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
GE Global Insurance Holding Corporation:


We have audited the accompanying consolidated statements of financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP


Kansas City, Missouri
January 21, 2000

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings


                                                         Year ended December 31,
                                                      ------------------------------
(In millions)                                           1999       1998        1997
                                                      ------------------------------

Revenues
Net premiums written (Note 10)                        $7,147      $5,984      $4,545
                                                      ======      ======      ======

Net premiums earned (Note 10)                         $6,896      $5,635      $4,467
Net investment income (Note 4)                         1,151         985         910
Net realized gains on investments (Note 4)               699         432         303
Other revenues                                           285         151         104
                                                      ------      ------      ------
Total revenues                                         9,031       7,203       5,784
                                                      ------      ------      ------

Costs and Expenses
Claims, claim expenses and policy benefits             5,385       4,103       3,260
Insurance acquisition costs                            1,839       1,357       1,073
Amortization of intangibles                              111          89          78
Interest expense                                         102          55          42
Other operating costs and expenses                       518         444         366
Minority interest in net earnings of consolidated
   subsidiaries (Notes 3 and 11)                          88          85          83
                                                      ------      ------      ------
Total costs and expenses                               8,043       6,133       4,902
                                                      ------      ------      ------

Earnings before income taxes                             988       1,070         882
                                                      ------      ------      ------

Provision for income taxes (Note 7):
   Current                                               216         324         (37)
   Deferred                                               52         (33)        271
                                                      ------      ------      ------
                                                         268         291         234
                                                      ------      ------      ------

Net earnings                                          $  720      $  779      $  648
                                                      ======      ======      ======


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                  Consolidated Statement of Financial Position


                                                                        December 31,
                                                                    ---------------------
(In millions)                                                         1999         1998
                                                                    ---------------------

Assets
Investments (Note 4):
   Fixed maturity securities available-for-sale, at fair value      $17,268      $18,161
   Equity securities, at fair value                                   3,104        2,722
   Short-term investments, at amortized cost                            788          596
   Other invested assets                                                379          508
                                                                    -------      -------
   Total investments                                                 21,539       21,987

Cash                                                                    359          258

Securities and indebtedness of related parties                          299          564

Accrued investment income                                               419          424

Premiums receivable                                                   3,580        2,886

Funds held by reinsured companies                                       717          726

Reinsurance recoverables                                              6,029        3,915

Deferred insurance acquisition costs                                  1,418        1,203

Intangible assets (Note 5)                                            1,516        1,492

Other assets                                                          1,685        1,592
                                                                    -------      -------

Total assets                                                        $37,561      $35,047
                                                                    =======      =======








                                                                        December 31,
                                                                    ---------------------
(In millions)                                                         1999        1998
                                                                    ---------------------

Liabilities and equity
Claims and claim expenses (Note 6)                                  $18,134      $15,852
Accumulated contract values                                           2,164        2,271
Future policy benefits for life and health contracts                  2,230        1,664
Unearned premiums                                                     2,534        2,165
Other reinsurance balances                                            1,874        1,487
Income taxes payable (Note 7)                                           136          138
Contract deposit liabilities                                          1,223        1,485
Other liabilities                                                       756          635
Deferred income taxes (Note 7)                                           21          539
Long-term borrowings (Note 9)                                           956          557
Indebtedness to related parties (Note 8)                                779        1,058
                                                                    -------      -------
   Total liabilities                                                 30,807       27,851
                                                                    -------      -------

Minority interest in equity of consolidated
   subsidiaries (Notes 3 and 11)                                      1,179        1,176
                                                                    -------      -------

Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                                150          150
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                                  5            5
Paid-in capital                                                         845          845
Retained earnings                                                     4,630        4,161
Accumulated unrealized gains on investment securities - net (a)          51          932
Accumulated foreign currency translation adjustments (a)               (106)         (73)
                                                                    -------      -------
   Total stockholder's equity                                         5,575        6,020
                                                                    -------      -------

Total liabilities and equity                                        $37,561      $35,047
                                                                    =======      =======

(a) The sum of accumulated unrealized gains on investment securities and accumulated foreign currency translation adjustments constitutes
     "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $(55) million and $859 million at year-end 1999 and 1998, respectively.


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity



                                                                                                           Accumulated
                                                                                                            Nonowner
                                                                                                             Changes
                                                                 Preferred   Common   Paid-In   Retained   Other Than
(In millions)                                                      Stock     Stock    Capital   Earnings    Earnings      Total
                                                                 ---------------------------------------------------------------

Balances, January 1, 1997                                           $150       $5      $845     $3,245        $515       $4,760
                                                                                                                         ------
   Changes other than transactions with share owner:
      Net earnings                                                     -        -         -        648           -          648
      Net unrealized gains on investment securities (a)                -        -         -          -         246          246
      Foreign currency translation adjustments (b)                     -        -         -          -         (47)         (47)
                                                                                                                         ------
      Total changes other than transactions with share owner                                                                847
                                                                                                                         ------

   Dividends paid on preferred stock                                   -        -         -         (8)          -           (8)
   Dividends paid on common stock                                      -        -         -       (225)          -         (225)
                                                                    ----       --      ----     ------        ----        -----


Balances, December 31, 1997                                          150        5       845      3,660         714        5,374
                                                                                                                         ------
   Changes other than transactions with share owner:
      Net earnings                                                     -        -         -        779           -          779
      Net unrealized gains on investment securities (a)                -        -         -          -         454          454
      Foreign currency translation adjustments (b)                     -        -         -          -         (41)         (41)
      Reclassification adjustments (c)                                 -        -         -          -        (268)        (268)
                                                                                                                         ------
      Total changes other than transactions with share owner                                                                924
                                                                                                                         ------

   Dividends paid on preferred stock                                   -        -         -         (8)          -           (8)
   Dividends paid on common stock                                      -        -         -       (270)          -         (270)
                                                                    ----       --      ----     ------        ----       ------

Balances, December 31, 1998                                          150        5       845      4,161         859        6,020
                                                                                                                         ------
   Changes other than transactions with share owner:
      Net earnings                                                     -        -         -        720           -          720
      Net unrealized losses on investment securities (a)               -        -         -          -        (408)        (408)
      Foreign currency translation adjustments (b)                     -        -         -          -         (33)         (33)
      Reclassification adjustments (c)                                 -        -         -          -        (473)        (473)
                                                                                                                         ------
      Total changes other than transactions with share owner                                                               (194)
                                                                                                                         ------

   Dividends paid on preferred stock                                   -        -         -         (8)          -           (8)
   Dividends paid on common stock                                      -        -         -       (243)          -         (243)
                                                                    ----       --      ----     ------        ----       ------



Balances, December 31, 1999                                         $150       $5      $845     $4,630        $(55)      $5,575
                                                                    ====       ==      ====     ======        ====       ======

(a) Presented net of taxes of $233 million, $(305) million and $(146) million in 1999, 1998 and 1997, respectively.

(b) Presented net of taxes of $17 million, $20 million and $17 million in 1999, 1998 and 1997, respectively.

(c) Presented net of taxes of $274 million and $164 million in 1999 and 1998, respectively. (Note: In addition to net realized gains on investment securities, the 1999 reclassification adjustment includes $48 million in pre-tax gains related to available-for-sale investment securities held by an investee accounted for under the equity method; these gains were included in other revenues in the accompanying consolidated statement of earnings.)



See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                                                                     Year ended December 31,
                                                               ----------------------------------
(In millions)                                                    1999         1998         1997
                                                               ----------------------------------

Cash Flows From Operating Activities
Net earnings                                                   $   720      $   779      $   648
Adjustments to reconcile net earnings to cash
   from operating activities:
      Claims and claim expenses                                  1,574          732          621
      Future policy benefits for life and health contracts         182          161          211
      Unearned premiums                                            400          245          137
      Funds held by reinsured companies                              5         (118)          (5)
      Reinsurance recoverables                                  (1,409)        (689)         103
      Deferred income taxes                                         52          (33)         271
      Income taxes payable (receivable)                             10         (116)          25
      Amortization of insurance acquisition costs                1,839        1,357        1,073
      Insurance acquisition costs deferred                      (1,915)      (1,606)      (1,374)
      Net realized gains on investments                           (699)        (432)        (303)
      Other, net                                                   130           31         (510)
                                                               -------      -------      -------
   Cash from operating activities                                  889          311          897
                                                               -------      -------      -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                    (7,995)      (4,788)      (6,058)
   Sales                                                         6,399        3,963        4,494
   Maturities                                                    1,566          843          734
Equity securities:
   Purchases                                                    (2,812)      (1,331)      (1,240)
   Sales                                                         2,812        1,602        1,383
Net (purchases) sales of short-term investments                   (216)         236         (231)
Net cash paid for acquisitions and in-force reinsurance
   transactions (Note 3)                                          (258)      (1,018)         (89)
Net cash received from dispositions                                 88            -            -
Other investing activities                                         136         (161)         (70)
                                                               -------      -------      -------
   Cash used for investing activities                             (280)        (654)      (1,077)
                                                               -------      -------      -------

Cash Flows From Financing Activities
Change in contract deposits                                       (171)        (362)         513
Net contract accumulation payments                                 (87)         (42)        (160)
Proceeds from short-term borrowings (Note 8)                       132        1,061           23
Principal payments on short-term borrowings (Note 8)              (426)         (54)           -
Proceeds from long-term borrowings (Note 9)                        395            -            -
Dividends paid                                                    (251)        (278)        (233)
                                                               -------      -------      -------
   Cash from (used for) financing activities                      (408)         325          143
                                                               -------      -------      -------

Effect of exchange rate changes on cash                           (100)           7          (71)
                                                               -------      -------      -------

Increase (decrease) in cash                                        101          (11)        (108)
Cash at beginning of year                                          258          269          377
                                                               -------      -------      -------
Cash at end of year                                            $   359      $   258      $   269
                                                               =======      =======      =======


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

Principles of Consolidation


GE Global Insurance Holding Corporation ("GE Global Insurance") is a wholly-owned subsidiary of General Electric Capital Services, Inc. ("GE Capital Services"), which is a wholly-owned subsidiary of General Electric Company ("GE Company"). The accompanying consolidated financial statements of GE Global Insurance include the accounts and operations, after intercompany eliminations, of GE Global Insurance, Employers Reinsurance Corporation ("ERC"), GE
Reinsurance Corporation ("GE Re" - formerly Kemper Reinsurance Company) and Medical Protective Corporation ("Medical Protective"). ERC and GE Re are reinsurance companies and Medical Protective is an insurance company, with each having various property and casualty insurance/reinsurance and life reinsurance subsidiaries. GE Global Insurance owns 100% of the common stock of ERC, GE Re and Medical Protective, representing 89.5%, 100% and 100% of ERC's, GE Re's and Medical Protective's voting rights, respectively. General Electric Capital Corporation ("GE Capital Corporation" - a wholly-owned subsidiary of GE Capital Services) owns 100% of ERC's preferred stock, representing 10.5% of ERC's voting rights. GE Global Insurance and its consolidated subsidiaries are collectively referred to as "the Company."

Other affiliates, generally companies in which the Company owns 20 to 50 percent of the voting rights or otherwise has significant influence, are included in other invested assets and valued at the appropriate share of equity plus loans and advances.


Basis of Accounting

The accompanying consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"), which, as to the insurance company subsidiaries, vary from statutory accounting practices prescribed or permitted by insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.


2.  Summary of Significant Accounting Policies

Investments

The Company's fixed maturity and marketable equity securities have been designated as available-for-sale, and are reported at fair value with net unrealized gains or (losses) included in stockholder's equity, net of applicable taxes and certain other adjustments. Such reported fair values are based primarily on quoted market prices, or if quoted prices are not available, are valued by third party pricing vendors. Realized gains or (losses) on sales of investments are determined on the specific-identification method and include adjustments to the net realizable value of investments for declines in value that are considered to be other than temporary. Investment income is recognized as earned and includes the accretion of discounts and amortization of premiums related to fixed maturity securities.


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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.  Summary of Significant Accounting Policies (continued)

The liabilities for claims and claim expenses represent the estimated liabilities for reported claims plus those incurred but not yet reported and the related estimated claim expenses. The liabilities for claims and claim expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate cost of all claims incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the liabilities for claims and claim expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates. Included in the liabilities for claims and claim expenses are $887 million and $940 million at December 31, 1999 and 1998, respectively, of long-term disability claims that are discounted at a 6% rate (See Note 12).

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

Revenues from traditional insurance contracts are recognized as revenues when due or over the terms of the policies. For universal life contracts and investment contracts, premiums received are reported as liabilities ("accumulated contract values"), not as revenues. Revenues from universal life contracts and investment contracts are recognized for assessments made against the policyholder's accumulated contract values for insurance, policy administration, surrenders and other authorized charges.

Future policy benefits for traditional life and health contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or at the date of purchase. Interest rate assumptions used in calculating the present value generally ranged from 3.00% to 8.50% at December 31, 1999 and 1998. Interest rates credited to universal life contracts and investment contracts are generally guaranteed for a specified time period with renewal rates determined by management. Such crediting interest rates ranged from 3.00% to 9.00% in 1999 and 1998 and 3.75% to 9.00% in 1997.

Acquisition costs include costs and expenses that vary with, and are primarily related to, the acquisition of insurance and investment contracts, such as commissions and certain support costs, such as underwriting and policy issuance expenses. For universal life contracts and investment contracts, the amortization is based on the anticipated gross profits from investments, surrender and other charges net of interest credited, mortality and maintenance expenses. As actual gross profits vary from projected gross profits, the impact on amortization is included in net income. For traditional insurance contracts, the acquisition costs are amortized over the premium paying periods or, in the case of limited payment contracts, over the estimated benefit payment periods using assumptions consistent with those used in computing future policy benefit reserves.

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


Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible premiums receivable, reinsurance recoverables and other doubtful receivables. The allowance is recorded as a valuation account that reduces the corresponding asset. The allowance totaled $79 million and $80 million at December 31, 1999 and 1998, respectively.


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


Reinsurance

Reinsurance contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the reinsurer (or retrocessionaire) may realize a significant loss from the transaction are required to be accounted for as deposits. These contract deposits are classified as contract deposit assets (included in "other assets") or "contract deposit liabilities" and are accounted for as financing transactions with interest income or expense credited or charged to the contract deposits.


Income Taxes

GE Global Insurance, together with its domestic property and casualty insurance/reinsurance company subsidiaries, one domestic life insurance company subsidiary and its parent, GE Capital Services, are included in the consolidated federal income tax return of GE Company. GE Global Insurance's other domestic life insurance company subsidiary is taxed as a life insurance company, and that subsidiary files a separate federal income tax return.

The international insurance company subsidiaries of GE Global Insurance file separate income tax returns in the countries where the subsidiaries are domiciled or operate.

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.  Summary of Significant Accounting Policies (continued)

Interest Rate and Currency Risk Management

As a matter of policy, the Company does not engage in any trading, market-making or other speculative activities in the derivative markets. The Company uses various financial instruments, such as currency and interest rate swaps, options and currency forwards principally to lessen its exposure to movements in interest rates and foreign currency exchange rates.

Designated interest rate and currency swaps that modify borrowings or certain assets are accounted for on an accrual basis. The Company requires all other derivative instruments, such as options and forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedged instruments must be highly correlated with changes in market values of underlying hedged items, both at inception of the hedge and over the life of the hedge contract. Any derivative that is either not designated as a hedge, or is so designated but is ineffective, is marked to market and recognized in operations immediately.

Foreign Currency Translation

The Company operates in a multiple functional currency environment whereby revenues and expenses in functional currencies are translated using periodic weighted average exchange rates during the year and functional currency assets and liabilities are translated at the rates of exchange in effect at the close of the year. Gains or losses resulting from translating the functional currencies into U.S. dollars are accumulated in a separate component of stockholder's equity, entitled "accumulated foreign currency translation adjustments." The Company partially hedges its foreign currency risk on its foreign subsidiary investments by utilizing a cross currency swap (See Note 14). The gain on the cross currency swap, which is included in "accumulated foreign currency translation adjustments," was $237 million and $124 million at December 31, 1999 and 1998, respectively. The net effect of foreign currency transactions on operating results during 1999, 1998 and 1997 was immaterial.


Benefit Plans

Prior to September 30, 1999, employees of the Company and its domestic subsidiaries were covered by trusteed, noncontributory defined benefit pension plans and unfunded postretirement plans that provided medical benefits and life insurance benefits to substantially all employees and their dependents. Effective October 1, 1999, the majority of the Company's domestic employees began participating in a trusteed, contributory defined benefit pension plan sponsored by the Company's ultimate parent, GE Company. Additionally, effective September 30, 1999, the Company terminated substantially all of its domestic postretirement plans, with covered employees becoming participants in similar plans sponsored by GE Company. The existing accumulated postretirement benefit obligations under the terminated plans were also transferred to GE Company, with no gain or loss resulting from this transaction. GE Company charges the Company, in turn, for its relative share of the costs associated with the overall GE Company Group Pension and Postretirement Plans. Certain of the Company's international subsidiaries also sponsor noncontributory defined benefit pension plans for their employees. The net effect of all benefit plans on the consolidated statement of financial position and statement of earnings for 1999, 1998 and 1997 was immaterial.

Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


3.  Acquisitions and Dispositions

On March 4, 1999, the Company completed the acquisition of Eagle Star Reinsurance Company Limited ("Eagle Star Re") from Zurich Financial Services for a cash consideration of approximately $346 million. The cash consideration was provided through existing funds. Eagle Star Re is a leading London Market non-life reinsurance company principally doing business through intermediaries. The transaction excludes substantially all business written by Eagle Star Re before 1993. The acquisition has been accounted for as a purchase; accordingly, the operating results of Eagle Star Re have been included in the Company's consolidated financial statements since the date of acquisition.

On October 27, 1998, the Company completed the acquisition of Kemper Reinsurance Company (subsequently renamed GE Reinsurance Corporation - "GE Re") for a cash consideration of approximately $468 million. The cash consideration was initially financed by utilizing existing unused credit facilities and subsequently refinanced in 1999 through additional long-term borrowings (See
Note 9). GE Re is a property and casualty reinsurance company principally doing business through intermediaries. The acquisition has been accounted for as a purchase; accordingly, the operating results of GE Re have been included in the Company's consolidated financial statements since the date of acquisition.

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

On January 6, 1998, the Company purchased the assets and assumed the renewal rights of Industrial Risk Insurers ("IRI"), a leader in providing highly protected risk property insurance, for a cash consideration of approximately $235 million. The business underwritten through IRI is managed by a joint venture formed between the Company and the Hartford Steam Boiler Inspection and Insurance Company ("HSB") as stipulated by a management agreement. IRI writes business utilizing the licensing authority of its members and the business underwritten is subsequently allocated to members in proportion to membership participation and further allocated in accordance with certain reinsurance agreements between HSB and the Company. In conjunction with this acquisition, the Company purchased $300 million of 7% convertible capital securities from a Delaware business trust formed by HSB's parent, HSB Group, Inc., to provide capital for HSB to support the anticipated increase in gross premiums written associated with the IRI business. The acquisition has been accounted for as a purchase; accordingly, the operating results of IRI have been included in the Company's consolidated financial statements since the date of acquisition.

Subsequent to the Company's acquisition of over 93% of the outstanding shares of Frankona Ruckversicherungs-Aktiengesellschaft ("Frankona Re") in July, 1995, the Company continued to purchase the remaining outstanding shares held by minority shareholders. The majority of this activity occurred during 1997 as a result of entering into an agreement with the remaining minority shareholders on December 7, 1996, whereby the Company offered to purchase the remaining outstanding shares at a stipulated price and guaranteed a specific compensation payment. Specifically, the Company paid cash of approximately $69 million in 1997 for shares acquired from the minority shareholders, and the purchase of these shares was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the net assets acquired of approximately $40 million was recognized as goodwill and is being amortized over the remaining initial goodwill amortization period. Minority shareholders who elected not to redeem their outstanding shares under this agreement will receive a stated future annual dividend and forfeited their right to participate in the future net earnings of Frankona Re. As of December 31, 1999, the Company owns approximately 99% of the outstanding shares of Frankona Re.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


3.  Acquisitions and Dispositions (continued)

The allocations of the purchase price for Medical Protective and GE Re are summarized as follows:

                                            Medical
(In millions)                              Protective       GE Re         Total
                                           ----------       -----         -----

Assets acquired, excluding goodwill          $1,612        $3,239        $4,851
Goodwill                                        178           276           454
Liabilities assumed                          (1,162)       (3,047)       (4,209)
                                             ------        ------        ------
Total purchase price                         $  628        $  468        $1,096
                                             ======        ======        ======

The following unaudited pro forma information has been prepared as if the acquisitions of Medical Protective and GE Re had occurred on January 1, 1997. The pro forma information includes all significant adjustments to the historical results that were directly attributable to the transactions and were expected to have a continuing effect on the Company.

                                         Year ended December 31,
                         -------------------------------------------------------
                                   1999                          1998
                         -------------------------     -------------------------
(In millions)            As Reported     Pro Forma     As Reported     Pro Forma
                         -------------------------     -------------------------

Revenues                   $7,203         $8,098         $5,784         $6,944
Net earnings                  779            812            648            704


In late 1999, the Company sold its reinsurance brokerage subsidiary. The resulting gain from this transaction was not material to the 1999 consolidated statement of earnings.

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

                                                                              December 31, 1999
                                                            -----------------------------------------------------
                                                                            Gross          Gross        Estimated
                                                            Amortized     Unrealized     Unrealized       Fair
(In millions)                                                 Cost          Gains          Losses         Value
                                                            -----------------------------------------------------

Fixed maturity securities:
   U.S. government                                           $   842          $  1         $ (28)        $   815
   International government                                    2,432            92           (61)          2,463
   Tax-exempt                                                  6,392            94          (196)          6,290
   Corporate                                                   5,484            55          (215)          5,324
   U.S. mortgage-backed and other asset-backed                 1,642             5           (49)          1,598
   International mortgage-backed and other asset-backed          772            17           (11)            778
                                                             -------          ----         -----         -------
   Total fixed maturity securities                            17,564           264          (560)         17,268
Equity securities                                              2,745           521          (162)          3,104
Short-term investments                                           788             -             -             788
Other invested assets                                            350            29             -             379
                                                             -------          ----         -----         -------
Total investments                                            $21,447          $814         $(722)        $21,539
                                                             =======          ====         =====         =======


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
                                                             =======        ======         =====         =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.  Investments (continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 1999 are summarized, by stated maturity, as follows:

                                                                       Estimated
                                                         Amortized       Fair
(In millions)                                              Cost          Value
                                                         -----------------------

 Maturity:
    Due in 2000                                           $   514       $   508
    Due in 2001-2004                                        3,119         3,129
    Due in 2005-2009                                        5,048         4,959
    Due after 2009                                          6,469         6,296
                                                          -------       -------
                                                           15,150        14,892
 Mortgage-backed and other asset-backed securities          2,414         2,376
                                                          -------       -------
 Total fixed maturity securities                          $17,564       $17,268
                                                          =======       =======

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of investment income are summarized as follows:

                                                        Year ended December 31,
                                                     -----------------------------
 (In millions)                                          1999      1998      1997
                                                     -----------------------------

 Gross investment income:
    Fixed maturity securities                         $  997      $853      $773
    Equity securities                                     58        59        63
    Short-term investments                                45        32        28
    Securities and indebtedness of related parties        21        19        18
    Other                                                 47        33        41
                                                      ------      ----      ----
                                                       1,168       996       923
 Investment expenses                                     (17)      (11)      (13)
                                                      ------      ----      ----
 Net investment income                                $1,151      $985      $910
                                                      ======      ====      ====

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.  Investments (continued)

The Company's sales proceeds and realized gains and losses on investment securities are summarized as follows:

                                                                Year ended December 31,
                                                            -------------------------------
(In millions)                                                1999        1998        1997
                                                            -------------------------------

Sales proceeds from investment securities                   $9,211      $5,565      $5,877
                                                            ======      ======      ======

Net realized gains on investments before income taxes:
   Fixed maturity securities:
      Gross realized gains                                    $119        $124        $119
      Gross realized losses                                    (87)        (15)        (18)
   Equity securities:
      Gross realized gains                                     734         412         285
      Gross realized losses                                    (67)        (89)        (83)
                                                              ----        ----        ----
   Total net realized gains before income taxes                699         432         303
Provision for income taxes                                    (255)       (164)       (110)
                                                              ----        ----        ----
Net realized gains on investments, after income taxes         $444        $268        $193
                                                              ====        ====        ====

The change in net unrealized gains (losses), before income taxes, on fixed maturity securities was $(1,179) million, $225 million and $174 million in 1999, 1998 and 1997, respectively; the corresponding amounts for equity securities were $(209) million, $37 million and $216 million in 1999, 1998 and 1997, respectively; and the corresponding amounts for other invested assets were $(74) million and $103 million in 1999 and 1998, respectively.

The Company had investments in fixed maturity securities with a carrying amount of $768 million and $475 million at December 31, 1999 and 1998, respectively, on deposit with state insurance departments to satisfy regulatory requirements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


5.  Intangible Assets

The Company's intangible assets are summarized as follows:

                                                                  December 31,
                                                                 ---------------
(In millions)                                                     1999      1998
                                                                 ---------------

Goodwill                                                         $1,266   $1,212
Present value of future profits ("PVFP")                            107      128
Value of insurance in-force                                          26       28
Customer list                                                       117      124
                                                                 ------   ------
                                                                 $1,516   $1,492
                                                                 ======   ======

The Company's intangible assets are shown net of accumulated amortization of $721 million and $628 million at December 31, 1999 and 1998, respectively.

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

The Company's intangible assets other than goodwill and PVPF include the value of property and casualty business recorded in connection with GE Capital Services' acquisition of ERC in 1984 and the value of a customer list recorded in connection with the acquisition of the IRI business in 1998 (See Note 3). These items are being amortized using the straight-line method over a 16 year period and a 20 year period, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


6.  Claims and Claim Expenses

The Company's reconciliation of its beginning and ending claims and claim expense liabilities, net of reinsurance, is summarized as follows:

                                                                   Year ended December 31,
                                                              ----------------------------------
(In millions)                                                   1999        1998         1997
                                                              ----------------------------------

Balance at January 1 - gross                                  $15,852      $10,961      $10,869
Less reinsurance recoverables                                  (2,936)      (1,822)      (1,411)
                                                              -------      -------      -------
Balance at January 1 - net                                     12,916        9,139        9,458
                                                              -------      -------      -------

Claims and expenses incurred:
   Current year                                                 4,789        3,904        2,449
   Prior years                                                    340          (56)          71
                                                              -------      -------      -------
                                                                5,129        3,848        2,520
                                                              -------      -------      -------

Claims and expenses paid:
   Current year                                                (1,672)      (1,387)        (626)
   Prior years                                                 (2,997)      (2,309)      (1,949)
                                                              -------      -------      -------
                                                               (4,669)      (3,696)      (2,575)
                                                              -------      -------      -------

Claim reserves related to acquired companies (See Note 3)         793        3,470            -

Claim reserves related to disposed companies                     (202)           -            -

Foreign exchange and other                                       (147)         155         (264)
                                                              -------      -------      -------
Balance at December 31 - net                                   13,820       12,916        9,139
Add reinsurance recoverables                                    4,314        2,936        1,822
                                                              -------      -------      -------
Balance at December 31 - gross                                $18,134      $15,852      $10,961
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

The increase in 1999 claims and expenses incurred related to prior years is attributable to higher than normal claim and expense development across a number of lines of business, including property coverages (which was most highly impacted by much higher than expected industry-wide losses with respect to Hurricane Georges), long-term disability and communications/media liability.

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

The gross liabilities for asbestos-related illness and toxic waste cleanup claims and claim expenses and the related reinsurance recoverables were $800 million and $195 million, respectively, at December 31, 1999. These amounts are management's best estimate, based on currently available information, of future claim and claim expense payments and recoveries that are expected to develop in future years. The Company monitors evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Changing U.S. government regulations and legislation, including continuing Congressional consideration of a Federal Superfund law, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While the Company has recorded its best estimate of its liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net loss, or the range of net loss, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect the Company's results of operations, financial position or cash flows.


7.  Income Taxes

The Company's provision for income taxes is summarized as follows:

                                                 Year ended December 31,
                  -------------------------------------------------------------------------------------
                            1999                          1998                          1997
                  -------------------------     -------------------------     -------------------------
                  United    Inter-              United    Inter-              United    Inter-
(In millions)     States   national   Total     States   national   Total     States   national   Total
                  -------------------------     -------------------------     -------------------------

Current            $138      $ 78     $216       $210      $114     $324       $(77)     $ 40     $(37)
Deferred             27        25       52        (93)       60      (33)       172        99      271
                   ----      ----     ----       ----      ----     ----       ----      ----     ----
Total              $165      $103     $268       $117      $174     $291       $ 95      $139     $234
                   ====      ====     ====       ====      ====     ====       ====      ====     ====

Income taxes paid (recovered) by the Company totaled $244 million, $390 million and $(53) million in 1999, 1998 and 1997, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


7.  Income Taxes (continued)

The Company's effective income tax rate on pre-tax income is lower than the prevailing U.S. corporate federal income tax rate and is summarized as follows:

                                                        Year ended December 31,
                                                       -------------------------
                                                       1999      1998      1997
                                                       -------------------------

Corporate federal income tax rate                       35%       35%       35%
Tax-exempt investment income                           (12)      (10)      (11)
Intercompany dividend payment                            3         3         3
Other items, net                                         1        (1)        -
                                                        --        --        --
Effective tax rate                                      27%       27%       27%
                                                        ==        ==        ==

The significant components of the Company's net deferred tax assets and liabilities are summarized as follows:

                                                                December 31,
                                                             -------------------
(In millions)                                                 1999        1998
                                                             -------------------

Deferred tax assets:
   Claims and claim expenses                                   $352      $  259
   Unearned premiums                                            123         106
   Foreign tax credit carryforwards                             130         153
   Foreign currency translation                                  81          63
   Contract deposit assets                                      118         110
   Other                                                        112         108
                                                               ----      ------
   Total gross deferred tax assets                              916         799
   Valuation allowance                                          (55)        (55)
                                                               ----      ------
   Total deferred tax assets                                    861         744
                                                               ----      ------

Deferred tax liabilities:
   Deferred insurance acquisition costs                         465         339
   Net unrealized gains on investment securities                 57         597
   Contract deposit liabilities                                  92         126
   Other                                                        268         221
                                                               ----      ------
   Total deferred tax liabilities                               882       1,283
                                                               ----      ------
Net deferred tax liability                                     $(21)     $ (539)
                                                               ====      ======

A valuation allowance is provided when it is more likely than not that certain deferred tax assets will not be realized. The Company has established a valuation allowance for deferred tax assets associated with foreign tax credit carryforwards that exceed the projected future benefit of such foreign tax credits.

The Company did not have a payable to (recoverable from) GE Capital Services for income taxes due at December 31, 1999 or 1998.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


8.  Indebtedness to/from Related Parties

The Company and GE Capital Corporation are participants in a revolving credit agreement that involves an international cash pooling arrangement on behalf of certain European affiliates of the Company. In such roles, either participant may make short-term loans to the other as part of the cash pooling arrangement. Each such borrowing shall be repayable upon demand, but not to exceed 364 days. This unsecured line of credit has an interest rate per annum equal to GE Capital Services' cost of funds for the currency in which such borrowing is denominated and is available for an initial term of five years expiring October 21, 2002, and shall be automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. The total amount drawn (loaned) on this credit facility by the Company was $53 million and $(265) million as of December 31, 1999 and 1998, respectively.

The Company has in place a revolving credit agreement with GE Capital Services for an amount up to $600 million that expires January 1, 2001, with an interest rate per annum equal to GE Capital Services' cost of funds. This agreement is automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. The total amount drawn on this credit facility, including accrued interest payable, was $42 million and $426 million as of December 31, 1999 and 1998, respectively. During 1998, the Company utilized this credit facility primarily to fund its acquisition of GE Re (See
Note 3), with such amounts being repaid in 1999 using proceeds from long-term borrowings (See Note 9). Interest accrued on such borrowings at an annual weighted-average interest rate of 5.18% and 5.41% for the years ended December 31, 1999 and 1998, respectively. Total interest paid in 1999 was $9 million, with no interest paid in 1998 or 1997.

In October 1998, the Company entered into an interim loan agreement with GE Capital Corporation for $625 million to fund its acquisition of Medical Protective (See Note 3). This interim loan agreement has an interest rate per annum equal to GE Capital Corporation's cost of funds. The total balance outstanding under this interim loan agreement, including accrued interest payable, was $666 million and $632 million as of December 31, 1999 and 1998, respectively. Interest accrued on such borrowings at an annual weighted-average interest rate of 5.26% and 5.34% for the years ended December 31, 1999 and 1998, respectively, with no interest paid in either year.

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

In March 1999, the Company issued $400 million of redeemable senior unsecured debt securities at 6.45% per annum, that are scheduled to mature on March 1, 2019. The Company received $395 million in net proceeds from the issuance of these notes (after deduction of underwriting discounts and commissions) which was used to repay outstanding short-term borrowings under the intercompany revolving credit agreement with GE Capital Services (See Note 8).

Total interest paid on borrowings was $55 million, $42 million and $42 million in 1999, 1998 and 1997, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


10.  Supplemental Financial Statement and Reinsurance Data

Insurance premiums written and earned in 1999, 1998 and 1997 and life insurance in force as of December 31, 1999, 1998 and 1997 are summarized as follows:

                                   Insurance Premiums Written
                               -----------------------------------
                               Property/
(In millions)                  Casualty        Life        Total
                               -----------------------------------
1999:
   Direct                       $  999        $    5       $1,004
   Assumed                       6,373         1,525        7,898
   Ceded                        (1,489)         (266)      (1,755)
                                ------        ------       ------
   Net                          $5,883        $1,264       $7,147
                                ======        ======       ======
1998:
   Direct                       $  535        $    4       $  539
   Assumed                       5,300         1,314        6,614
   Ceded                          (947)         (222)      (1,169)
                                ------        ------       ------
   Net                          $4,888        $1,096       $5,984
                                ======        ======       ======

1997:
   Direct                       $  392        $    4       $  396
   Assumed                       3,778         1,170        4,948
   Ceded                          (677)         (122)        (799)
                                ------        ------       ------
   Net                          $3,493        $1,052       $4,545
                                ======        ======       ======



                                    Insurance Premiums Earned
                               -----------------------------------       Life
                               Property/                               Insurance
(In millions)                  Casualty        Life        Total       In-Force
                               -------------------------------------------------
1999:
   Direct                       $  890        $    5      $  895       $  2,724
   Assumed                       6,285         1,534       7,819        500,568
   Ceded                        (1,553)         (265)     (1,818)      (165,094)
                                ------        ------      ------       --------
   Net                          $5,622        $1,274      $6,896       $338,198
                                ======        ======      ======       ========

1998:
   Direct                       $  509        $    4      $  513       $  2,291
   Assumed                       4,911         1,322       6,233        317,571
   Ceded                          (888)         (223)     (1,111)       (56,378)
                                ------        ------      ------       --------
   Net                          $4,532        $1,103      $5,635       $263,484
                                ======        ======      ======       ========

1997:
   Direct                       $  369        $    3      $  372       $  1,865
   Assumed                       3,815         1,058       4,873        266,840
   Ceded                          (661)         (117)       (778)       (54,870)
                                ------        ------      ------       --------
   Net                          $3,523        $  944      $4,467       $213,835
                                ======        ======      ======       ========



                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


10.  Supplemental Financial Statement and Reinsurance Data (continued)

Claims, claim expenses and policy benefits incurred in 1999, 1998 and 1997 are summarized as follows:

                                                Property/
(In millions)                                   Casualty     Life        Total
                                                --------------------------------
1999:
   Direct                                       $  279      $    -       $  279
   Assumed                                       6,075       1,289        7,364
   Ceded                                        (1,960)       (298)      (2,258)
                                                ------      ------       ------
   Net                                          $4,394      $  991       $5,385
                                                ======      ======       ======

1998:
   Direct                                       $  377      $    3       $  380
   Assumed                                       3,761       1,169        4,930
   Ceded                                          (978)       (229)      (1,207)
                                                ------      ------       ------
   Net                                          $3,160      $  943       $4,103
                                                ======      ======       ======

1997:
   Direct                                       $  390      $    2       $  392
   Assumed                                       2,611         818        3,429
   Ceded                                          (520)        (41)        (561)
                                                ------      ------       ------
   Net                                          $2,481      $  779       $3,260
                                                ======      ======       ======



The Company's insurance company subsidiaries both assume reinsurance from and cede reinsurance to other insurance companies. That portion of the risks exceeding each subsidiary's retention limit is reinsured with other insurers. The Company also acquires other reinsurance coverages with retentions and limits that management believes are appropriate for the circumstances. In the accompanying consolidated financial statements, premiums, claims, claim expenses and policy benefits and deferred insurance acquisition costs are reported net of reinsurance ceded; reinsurance liabilities, unearned premiums and accruals are reported gross of reinsurance ceded.

The Company's retrocession program includes aggregate excess of loss coverages in which accident year losses exceeding a specified loss ratio are ceded to retrocessionaires. These contracts also contain contingent premium provisions whereby the Company is required to cede additional premiums equal to a specified portion of the covered losses. In 1999, the accident year losses incurred exceeded the specified loss ratio and, accordingly, accruals for reinsurance recoverables and ceded premium payables were reflected in the accompanying consolidated financial statements in accordance with the terms of the underlying retrocession contracts.

The Company's insurance company subsidiaries remain liable to their policyholders if the reinsurers they cede to are unable to meet their contractual obligations under the applicable reinsurance agreements. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. There was no significant concentration of reinsurance recoverables and prepaid reinsurance premiums due from any one reinsurer at December 31, 1999, with the exception of approximately $500 million of accrued reinsurance recoverables from National Indemnity Company (currently rated A++ (Superior) by A.M. Best Company) in connection with the Company's aggregate excess retrocession program.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)



10.  Supplemental Financial Statement and Reinsurance Data (continued)

For financial reinsurance assumed, premiums received are reported as contract deposit liabilities, not as revenues-the Company reports revenue for the risk fees charged for those services. Statutory policyholder's surplus of the life insurance company subsidiaries has been reduced approximately $288 million at December 31, 1999 in connection with financial reinsurance assumed. Such amounts are secured by future profits on the reinsured business. The Company's life insurance subsidiaries are also subject to the risk that the ceding companies may become insolvent and the right of offset would not be permitted; however, management does not believe such risk is significant.

11.  Stockholder's Equity

ERC has issued 11,673 shares of $100,000 par value, nonredeemable, voting preferred stock to GE Capital Corporation. This preferred stock accrues preferential and cumulative dividends at an annual rate of 7.5% (prior to 1999, the dividend rate was a variable rate). ERC may, upon approval by its Board of Directors, redeem the preferred stock, in whole or in part, at 100% of the par value of the preferred stock plus all dividends accrued thereon to the date of redemption. Preferred stock dividends paid by ERC totaled $88 million, $85 million and $82 million in 1999, 1998 and 1997, respectively.

GE Global Insurance has issued 1,500 shares of $100,000 par value, nonvoting, cumulative preferred stock to GE Capital Corporation. Dividends on the preferred stock are paid at a rate of 5% per annum if, as and when declared by the Board of Directors of the Company, and totaled $8 million in 1999, 1998 and 1997.

12.  Statutory Accounting Practices

ERC and its domestic insurance company subsidiaries are domiciled in Missouri and Kansas, GE Re is domiciled in Illinois and Medical Protective is domiciled in Indiana. Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the respective state insurance departments. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. There are no significant permitted accounting practices that vary from prescribed accounting practices being utilized by the Company's domestic insurance company subsidiaries, except as noted on the following page.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


12.  Statutory Accounting Practices (continued)

Stockholder's equity and net income, as reported to the domiciliary state insurance departments in accordance with its prescribed or permitted statutory accounting practices, for the Company's domestic insurance company subsidiaries are summarized as follows:

                                                                 December 31,
                                                               -----------------
(In millions)                                                   1999       1998
                                                               -----------------

Stockholder's equity:
   ERC                                                         $4,270     $4,099
   Property and casualty subsidiaries of ERC                      231        569
   Life and annuity subsidiaries of ERC                         2,554      2,213
   GE Re                                                          755        755
   Property and casualty subsidiary of GE Re                        -        373
   Medical Protective                                             358          -

                                                       Year ended December 31,
                                                      --------------------------
(In millions)                                          1999       1998      1997
                                                      --------------------------

Net income (loss):
   ERC                                                 $349       $671      $533
   Property and casualty subsidiaries of ERC             22        112        62
   Life and annuity subsidiaries of ERC                  (9)       168      (285)
   GE Re                                                 40       (146)        -
   Property and casualty subsidiary of GE Re              -         40         -
   Medical Protective                                    66          -         -

The comparability of the 1999 and 1998 amounts in the above tables is impacted by the following two 1999 transactions: (1) the merger of GE Re and its property and casualty subsidiary and (2) the assignment by ERC of its investment in Medical Protective to GE Global Insurance. The comparability of the 1998 and 1997 amounts in the above table is impacted by the 1998 dividend by ERC of a property and casualty subsidiary to GE Global Insurance, who in turn contributed such subsidiary to GE Re.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


12.  Statutory Accounting Practices (continued)

The payment of stockholder dividends by domestic insurance companies without the prior approval of regulators is limited to formula amounts based on net investment income and/or net income, capital and surplus determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding 12 months. The maximum amount available for the payment of dividends during 2000 by ERC without prior regulatory approval is $294 million after December 29, 2000. Of this amount, $88 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. GE Re will not be able to make any dividend payments during 2000 without the prior approval of the Director of Insurance for the State of Illinois. The maximum amount available for the payment of dividends during 2000 by Medical Protective without prior regulatory approval is $66 million after December 17, 2000.

ERC has received written approval from the Missouri Department of Insurance to discount its claims and claim expense liabilities related to long-term disability business. Prescribed statutory accounting practice does permit claims and claim expense liabilities associated with long-term disability to be accounted for on a discounted basis although the Missouri Department of Insurance requires that insurance companies obtain written permission to discount certain claims and claim expense liabilities. The total discount recognized for statutory purposes was $302 million and $327 million at December 31, 1999 and 1998, respectively.

ERC has also received written approval from the Missouri Department of Insurance to take credit for certain unauthorized reinsurance by obtaining a parental guarantee from GE Global Insurance.

The NAIC has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Each of GE Global Insurance's domestic insurance company subsidiaries exceeded the minimum risk-based capital requirements at December 31, 1999.

The Company's international insurance company subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by the Company's insurance company subsidiaries in some countries require licenses issued by governmental authorities. These licenses may be subject to modification or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may also impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


13.  Contingencies

There are no pending legal proceedings beyond the ordinary course of business that in the opinion of the Company's management, based on information available at the date of this report, would have a material adverse effect on the Company's consolidated results of operation or financial condition.


14.  Fair Value of Financial Instruments

This note discloses fair value information about certain of the Company's financial instruments, whether or not recognized in the balance sheet. No attempt has been made to estimate the value of anticipated future business or the value of assets or liabilities that are not considered financial instruments. Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. In cases where quoted market prices are not available, fair values are estimated using discounted cash flow or other valuation techniques. These estimates may be subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in the assumptions could significantly affect the estimates. As such, the derived fair value estimates cannot necessarily be substantiated by comparison to independent markets and may differ from the amounts that might be involved in an immediate settlement of the instrument. Fair value disclosures are not required for certain financial instruments, the most significant of these for the Company are the insurance liabilities and related assets, other than financial guarantees and investment contracts.

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

All other instruments - Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


14.  Fair Value of Financial Instruments (continued)

Information about certain financial instruments that were not carried at fair value at December 31, 1999 and 1998, is summarized as follows:

                                                      December 31, 1999                            December 31, 1998
                                          ------------------------------------------   ------------------------------------------
                                                          Assets (liabilities)                         Assets (liabilities)
                                                     -------------------------------              -------------------------------
                                                                Estimated Fair Value                         Estimated Fair Value
                                          Notional   Carrying   --------------------   Notional   Carrying   --------------------
(In millions)                              Amount     Amount      High       Low        Amount     Amount      High       Low
                                          ------------------------------------------   ------------------------------------------

Assets:
  Purchased options                        $    -    $     -    $     -    $     -      $   15    $    10    $    38    $    29
  Options, including "floors"                  52          7         13         13          27          4          5          5
  Other cash financial instruments            (a)         70         70         70         (a)        114        114        114

Liabilities:
  Borrowings and related instruments:
   Borrowings (b)                             (a)       (956)      (898)      (898)        (a)       (557)      (557)      (557)
   Interest rate swaps                          -          -          -          -          25          -         (1)        (1)
   Currency forwards                          270          -          -          -         617          -         (1)        (1)
  Investment contract benefits                (a)     (1,145)    (1,125)    (1,125)        (a)     (1,284)    (1,270)    (1,270)
  Financial guaranty reinsurance            4,132        (34)       (32)       (43)      4,425        (44)       (41)       (56)
  Performance guarantees,
    principally letters of credit             549        (a)          3          1         193        (a)          -          -
Other firm commitments:
  Cross currency swaps                     1,004        238        200        200       1,039         59        183        183

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

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to various contracts, but it does not expect the counterparties to fail to meet their obligations due to rigid counterparty credit exposure policies employed.

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

International property/casualty operations are conducted through subsidiaries and branch offices located in Australia, Brazil, Denmark, England, France, Germany, Hong Kong, Ireland, Italy, Japan, Lebanon, Luxembourg, Malaysia, Mexico, New Zealand, Poland, Singapore and Spain, and include reinsurance of property/casualty business in those countries and elsewhere outside the United States and Canada.


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

The Company's industry segment activity is summarized as follows:

                                                  1999 - Industry Segments
                                            ------------------------------------
                                            Property/
(In millions)                               Casualty       Life     Consolidated
                                            ------------------------------------

Net premiums written                         $ 5,883      $1,264      $ 7,147
                                             =======      ======      =======

Net premiums earned                          $ 5,622      $1,274      $ 6,896
Net investment income                            853         298        1,151
Net realized gains on investments                617          82          699
Other revenues                                   150         135          285
                                             -------      ------      -------
Total revenues                                 7,242       1,789        9,031
                                             -------      ------      -------

Claims, claim expenses and policy benefits     4,394         991        5,385
Insurance acquisition costs                    1,467         372        1,839
Other operating costs and expenses               637         182          819
                                             -------      ------      -------
Total costs and expenses                       6,498       1,545        8,043
                                             -------      ------      -------

Earnings before income taxes                 $   744      $  244      $   988
                                             =======      ======      =======

Total assets at December 31                  $28,203      $9,358      $37,561
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

                                                        Geographic Area
                                          -------------------------------------------
(In millions)                             Domestic     International     Consolidated
                                          -------------------------------------------
1999:
   Revenues                               $ 5,301         $ 3,730          $ 9,031
   Earnings before income taxes               667             321              988
   Identifiable assets at December 31      22,043          15,518           37,561

1998:
   Revenues                               $ 3,808         $ 3,395          $ 7,203
   Earnings before income taxes               674             396            1,070
   Identifiable assets at December 31      21,475          13,572           35,047

1997:
   Revenues                               $ 2,943         $ 2,841          $ 5,784
   Earnings before income taxes               566             316              882
   Identifiable assets at December 31      16,622          10,910           27,532




16.  Unaudited Quarterly Financial Data

The Company's quarterly financial results and other data in 1999 and 1998 are summarized as follows:

                                            Year ended December 31, 1999
                                     -------------------------------------------
                                      First      Second       Third      Fourth
(In millions)                        Quarter     Quarter     Quarter     Quarter
                                     -------------------------------------------

Net premiums earned                  $1,674      $1,722      $1,622      $1,878
Net investment income                   278         295         294         284
Total costs and expenses              1,801       2,001       1,946       2,295
Net earnings                            249         174         220          77

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

                          Financial Statement Schedules

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                                (Parent Company)

                              Statement of Earnings


                                                        Year ended December 31,
                                                       -------------------------
(In millions)                                          1999      1998      1997
                                                       -------------------------

Revenues
Net investment income                                  $  1      $  2      $  -
Equity in undistributed earnings                        393       168       387
Dividends from subsidiaries                             387       654       298
                                                       ----      ----      ----
Total revenues                                          781       824       685
                                                       ----      ----      ----

Costs and Expenses
Interest expense                                         68        49        42
Other operating costs and expenses                       26        20        15
                                                       ----      ----      ----
Total costs and expenses                                 94        69        57
                                                       ----      ----      ----

Earnings before income taxes                            687       755       628

Provision for income taxes                              (33)      (24)      (20)
                                                       ----      ----      ----

Net earnings                                           $720      $779      $648
                                                       ====      ====      ====


See Notes to Condensed Financial Information of Registrant.

                                                                            Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                         Statement of Financial Position


                                                                       December 31,
                                                                    -------------------
(In millions)                                                        1999        1998
                                                                    -------------------

Assets
Cash                                                                $    4      $    -
Investment in subsidiaries                                           7,074       6,943
Short-term investments, at amortized cost                               85          50
Indebtedness of related parties                                        113           -
Other assets                                                            11          30
                                                                    ------      ------

Total assets                                                        $7,287      $7,023
                                                                    ======      ======

Liabilities and equity
Other liabilities                                                   $   31      $   20
Long-term borrowings                                                   956         557
Indebtedness to related parties                                        725         426
                                                                    ------      ------
   Total liabilities                                                 1,712       1,003
                                                                    ------      ------
Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                               150         150
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                                 5           5
Paid-in capital                                                        845         845
Retained earnings                                                    4,630       4,161
Accumulated unrealized gains on investment securities - net (a)         51         932
Accumulated foreign currency translation adjustments (a)              (106)        (73)
                                                                    ------      ------
   Total stockholder's equity                                        5,575       6,020
                                                                    ------      ------

Total liabilities and equity                                        $7,287      $7,023
                                                                    ======      ======

(a) The sum of accumulated unrealized gains on investment securities and accumulated foreign currency translation adjustments constitutes
     "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $(55) million and $859 million at year-end 1999 and 1998, respectively.


See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                             Statement of Cash Flows


                                                      Year ended December 31,
                                                    ----------------------------
(In millions)                                        1999       1998       1997
                                                    ----------------------------

Cash Flows From Operating Activities
Net earnings                                         $720       $779       $648
Adjustments to reconcile net earnings to cash
   from operating activities:
      Equity in undistributed earnings               (393)      (432)      (387)
      Other, net                                       (7)       (22)         5
                                                     ----       ----       ----
   Cash from operating activities                     320        325        266
                                                     ----       ----       ----

Cash Flows From Investing Activities
Net  purchases  of short-term investments             (34)       (10)       (33)
Investment in subsidiaries                           (694)      (463)         -
                                                     ----       ----       ----
   Cash used for investing activities                (728)      (473)       (33)
                                                     ----       ----       ----

Cash Flows From Financing Activities
Proceeds from short-term borrowings                   694        426          -
Payments on short-term borrowings                    (426)         -          -
Proceeds from long-term borrowings                    395          -          -
Dividends paid                                       (251)      (278)      (233)
                                                     ----       ----       ----
   Cash from (used for) financing activities          412        148       (233)
                                                     ----       ----       ----

Increase (decrease) in cash                             4          -          -
Cash at beginning of year                               -          -          -
                                                     ----       ----       ----

Cash at end of year                                  $  4       $  -       $  -
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

GE Global Insurance's primary assets are its 100% investment in the common stock of ERC, a Missouri-domiciled property and casualty reinsurance company, GE Re, an Illinois-domiciled property and casualty reinsurance company principally doing business through intermediaries and Medical Protective, an Indiana-domiciled property and casualty insurance company. The common stock of Medical Protective was assigned by ERC to GE Global Insurance effective December 31, 1999. ERC, GE Re and Medical Protective own 100% of the common stock of various other property and casualty insurance/reinsurance and life reinsurance companies.

In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.


2.  Dividends from Subsidiaries

Cash dividends paid to GE Global Insurance by its consolidated subsidiaries were $323 million, $390 million and $298 million in 1999, 1998 and 1997, respectively. Dividends declared but not yet paid to GE Global Insurance by its consolidated subsidiaries were $64 million at December 31, 1999.

On December 31, 1998, ERC transferred to GE Global Insurance, as a non-cash dividend, 100% of its $264 million investment in the common stock of First Excess Reinsurance Corporation ("First Excess"). GE Global Insurance then contributed the common stock of First Excess to GE Re on that same date.

                                                                                              Schedule III

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                       Supplementary Insurance Information


      Column A            Column B            Column C             Column D        Column E       Column F
----------------------------------------------------------------------------------------------------------
                          Deferred         Claims and Claim
                          Insurance      Expenses and Future                     Accumulated         Net
                         Acquisition       Policy Benefit         Unearned         Contract       Premiums
(In millions)               Costs              Reserves           Premiums          Values         Earned
                         ---------------------------------------------------------------------------------

December 31, 1999:
   Property/Casualty       $  410              $17,435              $2,326          $    -         $5,622
   Life                     1,008                2,929                 208           2,164          1,274
                           ------              -------              ------          ------         ------
   Total                   $1,418              $20,364              $2,534          $2,164         $6,896
                           ======              =======              ======          ======         ======

December 31, 1998:
   Property/Casualty       $  459              $15,342              $1,934          $    -         $4,532
   Life                       744                2,174                 231           2,271          1,103
                           ------              -------              ------          ------         ------
   Total                   $1,203              $17,516              $2,165          $2,271         $5,635
                           ======              =======              ======          ======         ======

December 31, 1997:
   Property/Casualty       $  266              $10,936              $1,126          $    -         $3,523
   Life                       578                1,629                 118           2,305            944
                           ------              -------              ------          ------         ------
   Total                   $  844              $12,565              $1,244          $2,305         $4,467
                           ======              =======              ======          ======         ======



                          Column G            Column H             Column I        Column J       Column K
                         ---------------------------------------------------------------------------------

                                                                 Amortization        Other
                                            Claims, Claim        of Deferred       Operating
                            Net           Expenses and Policy      Insurance          Costs          Net
(In millions)            Investment            Benefits          Acquisition          and         Premiums
                           Income              Incurred             Costs          Expenses       Written
                         ---------------------------------------------------------------------------------
December 31, 1999:
   Property/Casualty       $  853               $4,394              $1,467          $  637         $5,883
   Life                       298                  991                 372             182
                           ------               ------              ------          ------
   Total                   $1,151               $5,385              $1,839          $  819
                           ======               ======              ======          ======

December 31, 1998:
   Property/Casualty       $  705               $3,160              $1,095          $  510         $4,888
   Life                       280                  943                 262             163
                           ------               ------              ------          ------
   Total                   $  985               $4,103              $1,357          $  673
                           ======               ======              ======          ======

December 31, 1997:
   Property/Casualty       $  681               $2,481              $  883          $  407         $3,493
   Life                       229                  779                 190             162
                           ------               ------              ------          ------
   Total                   $  910               $3,260              $1,073          $  569
                           ======               ======              ======          ======



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       GE GLOBAL INSURANCE HOLDING CORPORATION

March 17, 2000                                         By:                  /s/ Robert J. Dellinger
                                                          ------------------------------------------------------------
                                                                              Robert J. Dellinger
                                                               Senior Vice President and Chief Financial Officer


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


              Signatures                                           Title                                     Date
              ----------                                           -----                                     ----

        /s/ DAVID L. CALHOUN            President, Chief Executive Officer and Director                 March 17, 2000
---------------------------------------
           David L. Calhoun             (Principal Executive Officer)


        /s/ ROBERT J. DELLINGER         Senior Vice President, Chief Financial Officer and Director     March 17, 2000
---------------------------------------
          Robert J. Dellinger           (Principal Financial Officer)


        /s/ DENNIS D. DAMMERMAN         Chairman                                                        March 17, 2000
---------------------------------------
          Dennis D. Dammerman


          /s/ JAMES A. PARKE            Director                                                        March 17, 2000
---------------------------------------
            James A. Parke


         /s/ JOHN M. CONNELLY           Senior Vice President, General Counsel and Director             March 17, 2000
---------------------------------------
           John M. Connelly


         /s/ WILLIAM J. STEILEN        Vice President and Controller                                    March 17, 2000
---------------------------------------
           William J. Steilen          (Principal Accounting Officer)