Form 10-Q
period 2000-04-01
GE GLOBAL INSURANCE HOLDING CORP
filed 2000-05-15
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000
                                                 -------------

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


                                 ---------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

At May 15, 2000, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                                                                                Page
                                                                                                                                ----

PART I - FINANCIAL INFORMATION.

Item 1.             Financial Statements......................................................................................    1

Item 2.             Management's Discussion and Analysis of Results of Operations.............................................    6

Exhibit 12.         Computation of Ratio of Earnings to Fixed Charges.........................................................    8


PART II - OTHER INFORMATION.

Item 6.             Exhibits and Reports on Form 8-K..........................................................................    9

Signatures.         ..........................................................................................................   10

Index to Exhibits.  ..........................................................................................................   11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)


                                                                                                          Three months ended
                                                                                                   ---------------------------------
(In millions)                                                                                      April 1, 2000      March 27, 1999
                                                                                                   -------------      --------------

Revenues
Net premiums written                                                                                  $1,855             $1,840
                                                                                                      ======             ======

Net premiums earned                                                                                   $1,738             $1,674
Net investment income                                                                                    290                278
Net realized gains on investments                                                                         35                170
Other revenues                                                                                           107                 37
                                                                                                      ------             ------
Total revenues                                                                                         2,170              2,159
                                                                                                      ------             ------

Costs and Expenses
Claims, claim expenses and policy benefits                                                             1,361              1,185
Insurance acquisition costs                                                                              471                428
Other operating costs and expenses                                                                       196                166
Minority interest in net earnings of
   consolidated subsidiaries                                                                              22                 22
                                                                                                      ------             ------
Total costs and expenses                                                                               2,050              1,801
                                                                                                      ------             ------

Earnings before income taxes                                                                             120                358


Provision for income taxes                                                                                16                109
                                                                                                      ------             ------

Net earnings                                                                                             104                249
Dividends on preferred stock                                                                              (2)                (2)
Retained earnings at beginning of period                                                               4,630              4,161
                                                                                                      ------             ------

Retained earnings at end of period                                                                    $4,732             $4,408
                                                                                                      ======             ======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                                   April 1, 2000      December 31, 1999
                                                                                                -------------      -----------------
                                                                                                 (Unaudited)

Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value                                     $17,965             $17,268
   Equity securities, at fair value                                                                  1,865               3,104
   Other invested assets                                                                             1,397               1,167
                                                                                                   -------             -------
   Total investments                                                                                21,227              21,539

Cash                                                                                                   445                 359
Premiums receivable                                                                                  3,617               3,580
Other receivables                                                                                    1,475               1,435
Reinsurance recoverables                                                                             6,143               6,029
Deferred insurance acquisition costs                                                                 1,527               1,418
Other assets                                                                                         3,495               3,201
                                                                                                   -------             -------

Total assets                                                                                       $37,929             $37,561
                                                                                                   =======             =======

Liabilities and equity
Claims and claim expenses                                                                          $18,380             $18,134
Accumulated contract values                                                                          2,126               2,164
Future policy benefits for life and health contracts                                                 2,228               2,230
Unearned premiums                                                                                    2,606               2,534
Other reinsurance balances                                                                           1,751               1,874
Other liabilities                                                                                    2,962               2,915
Long-term borrowings                                                                                   956                 956
                                                                                                   -------             -------
   Total liabilities                                                                                31,009              30,807
                                                                                                   -------             -------

Minority interest in equity of consolidated subsidiaries                                             1,178               1,179
                                                                                                   -------             -------


Accumulated non-owner changes in equity:
   Accumulated unrealized gains on investment securities - net                                         127                  51
   Accumulated foreign currency translation adjustments                                               (117)               (106)
                                                                                                   -------             -------
   Total accumulated non-owner changes in equity                                                        10                 (55)

Preferred stock                                                                                        150                 150
Common stock                                                                                             5                   5
Paid-in capital                                                                                        845                 845
Retained earnings                                                                                    4,732               4,630
                                                                                                   -------             -------
   Total stockholder's equity                                                                        5,742               5,575
                                                                                                   -------             -------

Total liabilities and equity                                                                       $37,929             $37,561
                                                                                                   =======             =======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                                                                          Three months ended
                                                                                                   ---------------------------------
(In millions)                                                                                      April 1, 2000      March 27, 1999
                                                                                                   --------------     --------------

Cash from (used for) operating activities                                                             $  (233)          $   655
                                                                                                      -------           -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                                                           (2,197)           (2,019)
   Sales                                                                                                1,124             1,800
   Maturities                                                                                             271               421
Equity securities:
   Purchases                                                                                             (683)             (601)
   Sales                                                                                                2,003               450
Net purchases of short-term investments                                                                  (189)              (79)
Cash paid for acquisitions and in-force
   reinsurance transactions                                                                                 -              (239)
Other investing activities                                                                                (28)               22
                                                                                                      -------           -------
   Cash from (used for) investing activities                                                              301              (245)
                                                                                                      -------           -------

Cash Flows From Financing Activities
Change in contract deposits                                                                                (1)               30
Net contract accumulation payments                                                                        (37)              (36)
Proceeds from short-term borrowings                                                                       159               112
Principal payments on short-term borrowings                                                               (48)             (498)
Proceeds from long-term borrowings                                                                          -               400
Dividends paid                                                                                             (2)               (2)
                                                                                                      -------           -------
   Cash from financing activities                                                                          71                 6
                                                                                                      -------           -------

Effect of exchange rate changes on cash                                                                   (53)              (48)
                                                                                                      -------           -------

Increase in cash                                                                                           86               368
Cash at beginning of period                                                                               359               258
                                                                                                      -------           -------
Cash at end of period                                                                                 $   445           $   626
                                                                                                      =======           =======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed, Consolidated Financial Statements

                                   (Unaudited)


1. The accompanying condensed, consolidated quarterly financial statements of GE Global Insurance Holding Corporation ("GE Global Insurance") include the accounts and operations, after intercompany eliminations, of GE Global Insurance and its wholly-owned subsidiaries, Employers Reinsurance Corporation, GE Reinsurance Corporation and Medical Protective Corporation. GE Global Insurance and its consolidated subsidiaries are collectively referred to as "the Company."

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

3. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities , effective for the Company on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in balance sheets at fair value, and changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are to be recorded in equity pending recognition in earnings. Certain siginficant refinements and interpretations of SFAS No. 133 are being deliberated by the FASB, and the effects on accounting for the company's financial instruments will depend to some degree on the results of such deliberations. Management has not determined the total probable effects on its financial statements of adopting SFAS No. 133, and does not believe that an estimate of such effects would be meaningful at this time.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)



4.  Changes   in  stockholder's   equity  that  did  not  result  directly  from
    transactions with the share owner were as follows:


                                                      Three months ended
                                               ---------------------------------
    (In millions)                              April 1, 2000      March 27, 1999
                                               -------------      --------------

    Net earnings                                   $ 104               $ 249
    Net unrealized gains (losses) on
       investment securities                          76                (100)
    Foreign currency translation
       adjustments                                   (11)                (24)
                                                   -----               -----
    Total                                          $ 169               $ 125
                                                   =====               =====


5.  The Company's operating segment activity is summarized as follows:


                                                      Three months ended
                                               ---------------------------------
    (In millions)                              April 1, 2000      March 27, 1999
                                               -------------      --------------

    Revenues
    Property/Casualty                              $1,666             $1,746
    Life                                              504                413
                                                   ------             ------
    Total revenues                                 $2,170             $2,159
                                                   ======             ======

    Earnings before income taxes
    Property/Casualty                              $   69             $  304
    Life                                               51                 54
                                                   ------             ------
    Total earnings before income taxes             $  120             $  358
                                                   ======             ======

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first three months of 2000 was $104 million, a $145 million decrease from the first three months of 1999, reflecting: (1) a deterioration of underwriting results, including adverse development on prior year recorded losses and (2) a significant decrease in the level of net realized gains on investments, due primarily to a decision to restructure the domestic investment portfolio to substantially reduce the level of equity security holdings, somewhat offset by (3) an increase in other revenues, primarily as a result of higher levels of income associated with equity-method investments.

The Company's two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices. Although the weakening of the U.S. dollar during 2000 and 1999 had a slight impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. The Company's operating segment activity is summarized as follows:


                                                      Three months ended
                                               ---------------------------------
(In millions)                                  April 1, 2000      March 27, 1999
                                               -------------      --------------

Revenues
Property/Casualty                                  $1,666             $1,746
Life                                                  504                413
                                                   ------             ------
Total revenues                                     $2,170             $2,159
                                                   ======             ======

Earnings before income taxes
Property/Casualty                                      69             $  304
Life                                                   51                 54
                                                   ------             ------
Total earnings before income taxes                 $  120             $  358
                                                   ======             ======

Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first three months of 2000, the property and casualty combined ratio was 112.4%, compared to 100.9% for the same period in 1999. The significantly higher combined ratio in 2000 primarily reflects the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry and, to a lesser extent, adverse development on prior year recorded losses. Earnings before income taxes from property and casualty operations decreased $235 million or 77% in the first three months of 2000, primarily attributable to the significant increase in the combined ratio and the decrease in net realized gains on investments.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first three months of 2000, the life operations generated revenues and earnings before income taxes of $504 million and $51 million, respectively, compared to $413 million and $54 million, respectively, for the same period in 1999. The increase in revenues primarily reflects growth in underwriting origination volume and an increase in other revenues.

Operating Results

Net premiums written increased $15 million or 1% in 2000, primarily attributable to the March 4, 1999 acquisition of Eagle Star Reinsurance Company Limited ("Eagle Star Re") and growth in various product lines, with the largest growth occuring in the Specialty and Life lines of business. This increase was substantially offset by higher levels of ceded premiums under aggregate excess retrocession programs.

Net premiums earned increased $64 million or 4% in 2000, primarily attributable to the March 4, 1999 acquisition of Eagle Star Re and growth in various product lines, with the largest growth occuring in the Specialty and Life lines of business. This increase was substantially offset by higher levels of ceded premiums under aggregate excess retrocession programs.

Net  investment   income  increased  $12  million  or  4%  in  2000,   primarily
attributable to the increasing interest rate environment, partially offset by a slight reduction in the overall size of the investment portfolio.

Net realized gains on investments decreased $135 million or 79% in 2000, primarily attributable to management's decision to restructure the domestic investment portfolio to substantially reduce the level of equity security holdings.

Other revenues increased $70 million or 189% in 2000, primarily attributable to higher levels of income associated with equity-method investments.

Claims, claim expenses and policy benefits increased $176 million or 15% in 2000, primarily attributable to the March 4, 1999 acquisition of Eagle Star Re and adverse development on prior year recorded losses.

Insurance acquisition costs increased $43 million or 10% in 2000, which is generally consistent with the corresponding increase in net premiums earned discussed above, excluding the effects of the higher levels of ceded premiums under aggregate excess retrocession programs.

Other  operating  costs  and  expenses  increased  $30  million  or 18% in 2000,
primarily attributable to increases in goodwill amortization,   salaries expense
and interest expense.

Provision for income taxes was $16 million for the first three months of 2000 (an effective tax rate of 13.3%), compared to $109 million for the first three months of 1999 (an effective tax rate of 30.5%). The significantly lower effective tax rate in 2000 primarily reflects the impact of tax-exempt investment income on a lower base of pre-tax income.

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


                                  GE GLOBAL INSURANCE HOLDING CORPORATION
                            ----------------------------------------------------
                                                (Registrant)



Date:  May 15, 2000       By:             /s/ ROBERT J. DELLINGER
                               -------------------------------------------------
                                              Robert J. Dellinger
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


Date:  May 15, 2000       By:              /s/ WILLIAM J. STEILEN
                               -------------------------------------------------
                                               William J. Steilen
                                         Vice President and Controller
                                        (Principal Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                                Index to Exhibits


Exhibit No.                                                                 Page
-----------                                                                 ----

    12       Computation of ratio of earnings to fixed charges............    8

    27       Financial Data Schedule (filed electronically only)