Form 10-Q
period 2000-07-01
GE GLOBAL INSURANCE HOLDING CORP
filed 2000-07-26
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000
                                                 ------------

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


                                 ---------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

At July 26, 2000, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)


                                                           Three months ended                               Six months ended
                                                   --------------------------------                ---------------------------------
(In millions)                                      July 1, 2000       June 26, 1999                July 1, 2000        June 26, 1999
                                                   ------------       -------------                ------------        -------------

Revenues
Net premiums written                                   $1,934             $1,741                       $3,789              $3,581
                                                       ======             ======                       ======              ======

Net premiums earned                                    $1,925             $1,722                       $3,663              $3,396
Net investment income                                     326                295                          616                 573
Net realized gains on investments                         311                166                          346                 336
Other revenues                                             75                 50                          182                  87
                                                       ------             ------                       ------              ------
Total revenues                                          2,637              2,233                        4,807               4,392
                                                       ------             ------                       ------              ------

Costs and Expenses
Claims, claim expenses and policy benefits              1,700              1,372                        3,061               2,557
Insurance acquisition costs                               469                428                          940                 856
Other operating costs and expenses                        189                179                          385                 345
Minority interest in net earnings of
   consolidated subsidiaries                               22                 22                           44                  44
                                                       ------             ------                       ------              ------
Total costs and expenses                                2,380              2,001                        4,430               3,802
                                                       ------             ------                       ------              ------

Earnings before income taxes                              257                232                          377                 590


Provision for income taxes                                 62                 58                           78                 167
                                                       ------             ------                       ------              ------

Net earnings                                              195                174                          299                 423
Dividends on preferred stock                               (2)                (2)                          (4)                 (4)
Retained earnings at beginning of period                4,732              4,408                        4,630               4,161
                                                       ------             ------                       ------              ------

Retained earnings at end of period                     $4,925             $4,580                       $4,925              $4,580
                                                       ======             ======                       ======              ======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                                    July 1, 2000      December 31, 1999
                                                                                                 ------------      -----------------
                                                                                                 (Unaudited)

Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value                                     $18,256             $17,268
   Equity securities, at fair value                                                                    775               3,104
   Other invested assets                                                                             1,157               1,167
                                                                                                   -------             -------
   Total investments                                                                                20,188              21,539

Cash                                                                                                   654                 359
Premiums receivable                                                                                  3,723               3,580
Other receivables                                                                                    1,691               1,435
Reinsurance recoverables                                                                             6,829               6,029
Deferred insurance acquisition costs                                                                 1,574               1,418
Other assets                                                                                         3,475               3,201
                                                                                                   -------             -------

Total assets                                                                                       $38,134             $37,561
                                                                                                   =======             =======

Liabilities and equity
Claims and claim expenses                                                                          $18,339             $18,134
Accumulated contract values                                                                          2,219               2,164
Future policy benefits for life and health contracts                                                 2,334               2,230
Unearned premiums                                                                                    2,565               2,534
Other reinsurance liabilities                                                                        2,263               1,874
Other liabilities                                                                                    2,022               2,915
Long-term borrowings                                                                                 1,653                 956
                                                                                                   -------             -------
   Total liabilities                                                                                31,395              30,807
                                                                                                   -------             -------

Minority interest in equity of consolidated subsidiaries                                             1,178               1,179
                                                                                                   -------             -------


Accumulated non-owner changes in equity:
   Accumulated unrealized gains on investment securities - net                                        (162)                 51
   Accumulated foreign currency translation adjustments - net                                         (202)               (106)
                                                                                                   -------             -------
   Total accumulated non-owner changes in equity                                                      (364)                (55)

Preferred stock                                                                                        150                 150
Common stock                                                                                             5                   5
Paid-in capital                                                                                        845                 845
Retained earnings                                                                                    4,925               4,630
                                                                                                   -------             -------
   Total stockholder's equity                                                                        5,561               5,575
                                                                                                   -------             -------

Total liabilities and equity                                                                       $38,134             $37,561
                                                                                                   =======             =======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                                                                            Six months ended
                                                                                                    --------------------------------
(In millions)                                                                                       July 1, 2000       June 26, 1999
                                                                                                    ------------       -------------

Cash from (used for) operating activities                                                             $  (568)           $   401
                                                                                                      -------            -------

Cash flows from investing activities
Fixed maturity securities available-for-sale:
   Purchases                                                                                           (4,179)            (4,206)
   Sales                                                                                                2,340              3,606
   Maturities                                                                                             383                515
Equity securities:
   Purchases                                                                                             (854)            (1,142)
   Sales                                                                                                3,150              1,038
Net purchases of short-term investments                                                                    19                 89
Cash paid for acquisitions and in-force
   reinsurance transactions                                                                                 -               (239)
Other investing activities                                                                                  3                 69
                                                                                                      -------            -------
   Cash from (used for) investing activities                                                              862               (270)
                                                                                                      -------            -------

Cash flows from financing activities
Change in contract deposits                                                                               (33)                45
Net contract accumulation payments                                                                         60                (68)
Proceeds from short-term borrowings                                                                        82                 59
Principal payments on short-term borrowings                                                              (695)              (422)
Proceeds from long-term borrowings                                                                        691                400
Dividends paid                                                                                             (4)                (4)
                                                                                                      -------            -------
   Cash from financing activities                                                                         101                 10
                                                                                                      -------            -------

Effect of exchange rate changes on cash                                                                  (100)              (102)
                                                                                                      -------            -------

Increase in cash                                                                                          295                 39
Cash at beginning of period                                                                               359                258
                                                                                                      -------            -------
Cash at end of period                                                                                 $   654            $   297
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

3. The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for the Company on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in balance sheets at fair value, and changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are to be recorded in equity pending recognition in earnings. Management has not determined the total probable effects on its financial statements of adopting SFAS No. 133, as amended, and does not believe that an estimate of such effects would be meaningful at this time.

4.  Changes   in  stockholder's   equity  that  did  not  result  directly  from
    transactions with the share owner were as follows:


                                                        Six months ended
                                                --------------------------------
    (In millions)                               July 1, 2000       June 26, 1999
                                                ------------       -------------

    Net earnings                                    $299                $423
    Net unrealized losses on
       investment securities                        (213)               (435)
    Foreign currency translation
       adjustments                                   (96)                (38)
                                                    ----                ----
    Total                                           $(10)               $(50)
                                                    ====                ====

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)


5.  The Company's operating segment activity is summarized as follows:


                                                        Six months ended
                                                --------------------------------
    (In millions)                               July 1, 2000       June 26, 1999
                                                ------------       -------------

    Revenues
    Property/Casualty                              $3,778              $3,585
    Life                                            1,029                 807
                                                   ------              ------
    Total revenues                                 $4,807              $4,392
                                                   ======              ======

    Earnings before income taxes
    Property/Casualty                              $  269              $  479
    Life                                              108                 111
                                                   ------              ------
    Total earnings before income taxes             $  377              $  590
                                                   ======              ======

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first six months of 2000 was $299 million, a $124 million decrease from the first six months of 1999, reflecting a deterioration of underwriting results, including adverse development on prior year recorded losses, somewhat offset by an increase in other revenues, primarily as a result of higher levels of income associated with equity-method investments.

The Company's two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices. Although the weakening of the U.S. dollar during 2000 and 1999 had an impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. The Company's operating segment activity is summarized as follows:


                                                        Six months ended
                                                --------------------------------
(In millions)                                   July 1, 2000       June 26, 1999
                                                ------------       -------------

Revenues
Property/Casualty                                  $3,778              $3,585
Life                                                1,029                 807
                                                   ------              ------
Total revenues                                     $4,807              $4,392
                                                   ======              ======

Earnings before income taxes
Property/Casualty                                  $  269              $  479
Life                                                  108                 111
                                                   ------              ------
Total earnings before income taxes                 $  377              $  590
                                                   ======              ======

Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first six months of 2000, the property and casualty combined ratio was 115.8%, compared to 106.1% for the same period in 1999. The significantly higher combined ratio in 2000 primarily reflects the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry and, to a lesser extent, adverse development on prior year recorded losses. Earnings before income taxes from property and casualty operations decreased $210 million or 44% in the first six months of 2000, primarily attributable to the significant increase in the combined ratio.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first six months of 2000, the life operations generated revenues and earnings before income taxes of $1,029 million and $108 million, respectively, compared to $807 million and $111 million, respectively, for the same period in 1999. The increase in revenues primarily reflects growth in underwriting origination volume and an increase in other revenues.

Operating Results

Net premiums written increased $208 million or 6% in 2000, primarily attributable to the March 4, 1999 acquisition of Eagle Star Reinsurance Company Limited ("Eagle Star Re") and growth in various product lines, with the largest growth occuring in the Specialty and Life lines of business. This increase was somewhat offset by higher levels of ceded premiums under aggregate excess retrocession programs.

Net premiums earned increased $267 million or 8% in 2000, primarily attributable to the March 4, 1999 acquisition of Eagle Star Re and growth in various product lines, with the largest growth occuring in the Specialty and Life lines of business. This increase was somewhat offset by higher levels of ceded premiums under aggregate excess retrocession programs.

Net investment income increased $43 million or 8% in 2000, primarily attributable to the increasing interest rate environment and a repositioning of the investment security portfolio to include a higher proportion of fixed maturity securities.

Net realized gains on investments increased $10 million or 3% in 2000, primarily attributable to capitalizing on favorable market conditions and a repositioning of certain investment portfolios.

Other revenues increased $95 million or 109% in 2000, primarily attributable to higher levels of income associated with equity-method investments.

Claims, claim expenses and policy benefits increased $504 million or 20% in 2000, primarily attributable to the increase in net premiums earned discussed above and a higher combined ratio in the property/casualty segment (115.8% in 2000 as compared to 106.1% for the comparable period in 1999), reflecting the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry and, to a lesser extent, adverse development on prior year recorded losses.

Insurance acquisition costs increased $84 million or 10% in 2000, which is generally consistent with the corresponding increase in net premiums earned discussed above, excluding the effects of the higher levels of ceded premiums under aggregate excess retrocession programs.

Other operating costs and expenses increased $40 million or 12% in 2000, primarily attributable to increases in goodwill amortization and interest expense.

Provision for income taxes was $78 million for the first six months of 2000 (an effective tax rate of 20.7%), compared to $167 million for the first six months of 1999 (an effective tax rate of 28.3%). The lower effective tax rate in 2000 primarily reflects the impact of tax-exempt investment income on a lower base of pre-tax income.

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


                                  GE GLOBAL INSURANCE HOLDING CORPORATION
                            ----------------------------------------------------
                                                (Registrant)



Date:  July 26, 2000       By:                 /s/ MARC A. MEICHES
                               -------------------------------------------------
                                                  Marc A. Meiches
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


Date:  July 26, 2000       By:              /s/ WILLIAM J. STEILEN
                               -------------------------------------------------
                                               William J. Steilen
                                         Vice President and Controller
                                        (Principal Accounting Officer)

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