Form 10-Q
period 2000-09-30
GE GLOBAL INSURANCE HOLDING CORP
filed 2000-10-26
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

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


                                 ---------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

At October 26, 2000, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)


                                                           Three months ended                             Nine months ended
                                                   ----------------------------------            ----------------------------------
(In millions)                                      Sept. 30, 2000      Sept. 25, 1999            Sept. 30, 2000      Sept. 25, 1999
                                                   --------------      --------------            --------------      --------------

Revenues
Net premiums written                                   $1,967              $1,787                     $5,756              $5,368
                                                       ======              ======                     ======              ======

Net premiums earned                                    $1,908              $1,622                     $5,571              $5,018
Net investment income                                     348                 294                        964                 867
Net realized gains on investments                          52                 244                        398                 580
Other revenues                                            107                  93                        289                 180
                                                       ------              ------                     ------              ------
Total revenues                                          2,415               2,253                      7,222               6,645
                                                       ------              ------                     ------              ------

Costs and Expenses
Claims, claim expenses and policy benefits              1,672               1,339                      4,733               3,896
Insurance acquisition costs                               455                 391                      1,395               1,247
Other operating costs and expenses                        205                 194                        590                 539
Minority interest in net earnings of
   consolidated subsidiaries                               22                  22                         66                  66
                                                       ------              ------                     ------              ------
Total costs and expenses                                2,354               1,946                      6,784               5,748
                                                       ------              ------                     ------              ------

Earnings before income taxes                               61                 307                        438                 897


Provision for income taxes                                (73)                 87                          5                 254
                                                       ------              ------                     ------              ------

Net earnings                                              134                 220                        433                 643
Dividends on preferred stock                               (1)                 (1)                        (5)                 (5)
Retained earnings at beginning of period                4,925               4,580                      4,630               4,161
                                                       ------              ------                     ------              ------

Retained earnings at end of period                     $5,058              $4,799                     $5,058              $4,799
                                                       ======              ======                     ======              ======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                              September 30, 2000      December 31, 1999
                                                                                           ------------------      -----------------
                                                                                               (Unaudited)

Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value                                   $18,863               $17,268
   Equity securities, at fair value                                                                  781                 3,104
   Other invested assets                                                                           1,550                 1,167
                                                                                                 -------               -------
   Total investments                                                                              21,194                21,539

Cash                                                                                                 374                   359
Premiums receivable                                                                                3,944                 3,580
Other receivables                                                                                  1,474                 1,435
Reinsurance recoverables                                                                           6,569                 6,029
Deferred insurance acquisition costs                                                               1,447                 1,418
Other assets                                                                                       3,587                 3,201
                                                                                                 -------               -------

Total assets                                                                                     $38,589               $37,561
                                                                                                 =======               =======

Liabilities and equity
Claims and claim expenses                                                                        $17,983               $18,134
Accumulated contract values                                                                        2,184                 2,164
Future policy benefits for life and health contracts                                               2,451                 2,230
Unearned premiums                                                                                  2,632                 2,534
Other reinsurance liabilities                                                                      2,419                 1,874
Other liabilities                                                                                  2,313                 2,915
Long-term borrowings                                                                               1,653                   956
                                                                                                 -------               -------
   Total liabilities                                                                              31,635                30,807
                                                                                                 -------               -------

Minority interest in equity of consolidated subsidiaries                                           1,177                 1,179
                                                                                                 -------               -------


Accumulated non-owner changes in equity:
   Accumulated unrealized gains (losses) on investment securities - net                              (80)                   51
   Accumulated foreign currency translation adjustments - net                                       (201)                 (106)
                                                                                                 -------               -------
   Total accumulated non-owner changes in equity                                                    (281)                  (55)

Preferred stock                                                                                      150                   150
Common stock                                                                                           5                     5
Paid-in capital                                                                                      845                   845
Retained earnings                                                                                  5,058                 4,630
                                                                                                 -------               -------
   Total stockholder's equity                                                                      5,777                 5,575
                                                                                                 -------               -------

Total liabilities and equity                                                                     $38,589               $37,561
                                                                                                 =======               =======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                                                                       Nine months ended
                                                                                           -----------------------------------------
(In millions)                                                                              September 30, 2000     September 25, 1999
                                                                                           ------------------     ------------------

Cash from (used for) operating activities                                                       $  (153)               $   779
                                                                                                -------                -------

Cash flows from investing activities
Fixed maturity securities available-for-sale:
   Purchases                                                                                     (6,730)                (7,403)
   Sales                                                                                          3,918                  6,258
   Maturities                                                                                       869                    982
Equity securities:
   Purchases                                                                                     (1,050)                (2,312)
   Sales                                                                                          3,343                  2,224
Net purchases of short-term investments                                                            (390)                  (138)
Cash paid for acquisitions and in-force
   reinsurance transactions                                                                           -                   (257)
Other investing activities                                                                           24                    153
                                                                                                -------                -------
   Cash used for investing activities                                                               (16)                  (493)
                                                                                                -------                -------

Cash flows from financing activities
Change in contract deposits                                                                         (21)                    45
Net contract accumulation receipts (payments)                                                        26                   (175)
Proceeds from short-term borrowings                                                                 236                     90
Principal payments on short-term borrowings                                                        (629)                  (421)
Proceeds from long-term borrowings                                                                  691                    400
Dividends paid                                                                                       (5)                    (5)
                                                                                                -------                -------
   Cash from (used for) financing activities                                                        298                    (66)
                                                                                                -------                -------

Effect of exchange rate changes on cash                                                            (114)                   (66)
                                                                                                -------                -------

Increase in cash                                                                                     15                    154
Cash at beginning of period                                                                         359                    258
                                                                                                -------                -------
Cash at end of period                                                                           $   374                $   412
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

3. The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for the Company on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the balance sheet at their fair values; changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Effects of qualifying changes in fair value will be recorded in equity pending recognition in earnings as offsets to the related earnings effects of the hedged items. Management estimates that, at September 30, 2000, the effects on its financial statements of adopting SFAS No. 133, as amended, would have been to change net earnings and share owner's equity by less than $10 million each. However, the transition effect as of January 1, 2001, cannot be estimated at this time because it is subject to the following unknown variables as of that date: (1) actual derivatives and related hedged positions, (2) market values of derivatives and hedged positions, and (3) further interpretation of SFAS No. 133 by the FASB.

4.  Changes   in  stockholder's   equity  that  did  not  result  directly  from
    transactions with the share owner were as follows:


                                                    Nine months ended
                                        ----------------------------------------
    (In millions)                       September 30, 2000    September 25, 1999
                                        ------------------    ------------------

    Net earnings                               $433                  $643
    Net unrealized losses on
       investment securities                   (131)                 (799)
    Foreign currency translation
       adjustments                              (95)                  (13)
                                               ----                 -----
    Total                                      $207                 $(169)
                                               ====                 =====

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)


5.  The Company's operating segment activity is summarized as follows:


                                                     Nine months ended
                                        ----------------------------------------
    (In millions)                       September 30, 2000    September 25, 1999
                                        ------------------    ------------------

    Revenues
    Property/Casualty                          $5,602               $5,347
    Life                                        1,620                1,298
                                               ------               ------
    Total revenues                             $7,222               $6,645
                                               ======               ======

    Earnings before income taxes
    Property/Casualty                          $  238               $  695
    Life                                          200                  202
                                               ------               ------
    Total earnings before income taxes         $  438               $  897
                                               ======               ======

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings for the first nine months of 2000 was $433 million, a $210 million decrease from the first nine months of 1999. This decrease reflects a deterioration of underwriting results, including adverse development on prior year recorded losses and a decrease in net realized gains on investments, primarily attributable to more favorable market conditions in 1999. Partially offsetting these reductions in net earnings were an increase in other revenues, primarily as a result of higher levels of income associated with equity-method investments and tax benefits attributable to a step-up in the tax basis of certain assets following the conversion of a corporate subsidiary to a partnership for German tax purposes.

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


                                                   Nine months ended
                                       -----------------------------------------
(In millions)                          September 30, 2000     September 25, 1999
                                       ------------------     ------------------

Revenues
Property/Casualty                             $5,602                $5,347
Life                                           1,620                 1,298
                                              ------                ------
Total revenues                                $7,222                $6,645
                                              ======                ======

Earnings before income taxes
Property/Casualty                             $  238                $  695
Life                                             200                   202
                                              ------                ------
Total earnings before income taxes            $  438                $  897
                                              ======                ======

Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first nine months of 2000, the property and casualty combined ratio was 117.1%, compared to 108.9% for the same period in 1999. The significantly higher combined ratio in 2000 primarily reflects the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry and, to a lesser extent, adverse development on prior year recorded losses. Earnings before income taxes from property and casualty operations decreased $457 million or 66% in the first nine months of 2000, primarily attributable to the significant increase in the combined ratio.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first nine months of 2000, the life operations generated revenues and earnings before income taxes of $1,620 million and $200 million, respectively, compared to $1,298 million and $202 million, respectively, for the same period in 1999. The increase in revenues primarily reflects growth in underwriting origination volume and an increase in other revenues.

Operating Results

Net premiums written increased $388 million or 7% in 2000, primarily attributable to growth in various product lines, with the largest growth occuring in the Specialty and Life lines of business. This increase was partially offset by higher levels of ceded premiums under aggregate excess retrocession programs.

Net premiums earned increased $553 million or 11% in 2000, primarily attributable to growth in various product lines, with the largest growth occuring in the Specialty and Life lines of business. This increase was partially offset by higher levels of ceded premiums under aggregate excess retrocession programs.

Net investment income increased $97 million or 11% in 2000, primarily attributable to the increasing interest rate environment and a repositioning of the investment portfolio to include a higher proportion of fixed maturity securities.

Net realized gains on investments decreased $182 million or 31% in 2000, primarily attributable to more favorable market conditions in 1999, partially offset by the repositioning of certain investment portfolios in 2000.

Other revenues increased $109 million or 61% in 2000, primarily attributable to higher levels of income associated with equity-method investments.

Claims, claim expenses and policy benefits increased $837 million or 21% in 2000, primarily attributable to the increase in net premiums earned discussed above and a higher combined ratio in the property/casualty segment (117.1% in 2000 as compared to 108.9% for the comparable period in 1999), reflecting the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry and, to a lesser extent, adverse development on prior year recorded losses.

Insurance acquisition costs increased $148 million or 12% in 2000, which is generally consistent with the corresponding increase in net premiums earned discussed above.

Other operating costs and expenses increased $51 million or 9% in 2000, primarily attributable to increases in goodwill amortization and interest expense.

Provision for income taxes was $5 million for the first nine months of 2000 (an effective tax rate of 1.1%), compared to $254 million for the first nine months of 1999 (an effective tax rate of 28.3%). The significantly lower effective tax rate in 2000 primarily reflects the impact of tax-exempt investment income on a lower base of pre-tax income, coupled with the recognition of tax benefits attributable to a step-up in the tax basis of certain assets following the conversion of a corporate subsidiary to a partnership for German tax purposes.

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


                                  GE GLOBAL INSURANCE HOLDING CORPORATION
                            ----------------------------------------------------
                                                (Registrant)



Date:  October 26, 2000       By:              /s/ MARC A. MEICHES
                               -------------------------------------------------
                                                  Marc A. Meiches
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


Date:  October 26, 2000       By:           /s/ WILLIAM J. STEILEN
                               -------------------------------------------------
                                               William J. Steilen
                                         Vice President and Controller
                                        (Principal Accounting Officer)

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