Form 10-K
period 2000-12-31
GE GLOBAL INSURANCE HOLDING CORP
filed 2001-03-23
CIK 947354

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------
                                    FORM 10-K
                                 ---------------

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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
   7% Notes Due February 15, 2026                  New York Stock Exchange
   6.45% Notes Due March 1, 2019                   New York Stock Exchange
   7.5% Notes Due June 15, 2010                    New York Stock Exchange
   7.75% Notes Due June 15, 2030                   New York Stock Exchange

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 23, 2001. None.

At March 23, 2001, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

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


PART II
   Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters......13
   Item 6.   Selected Financial Data........................................................13
   Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................................14
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....................22
   Item 8.   Financial Statements and Supplementary Data....................................22
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................22


PART III
   Item 10.  Directors and Executive Officers of the Registrant.............................23
   Item 11.  Executive Compensation.........................................................23
   Item 12.  Security Ownership of Certain Beneficial Owners and Management.................23
   Item 13.  Certain Relationships and Related Transactions.................................23


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

The Company conducts business and services its accounts through a network of local offices located in cities throughout the world. As of December 31, 2000, the Company had 19 offices in the North American region, 13 offices in the European region, 11 offices in the Asia/Pacific region and 6 offices in the Latin American region.

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

The Company manages and diversifies its risk through the careful underwriting of risks, active claims management and the purchase of retrocessional coverage. Retrocessional coverage represents a form of secondary reinsurance where a reinsurer seeks reinsurance coverage on a specified portion of assumed risks. The Company maintains strict underwriting controls whereby individual underwriters are assigned maximum levels of underwriting authority based on specified lines of business. The assumption of risks greater than the specified maximum amount requires approvals of designated individuals. Adherence to these underwriting guidelines is monitored through pre-renewal account reviews, periodic underwriting audits and computer edit controls. In addition to transactional controls, the Company employs portfolio monitoring of key risks for all products and controls new product introductions through the use of required management reviews ("tollgates") to approve such new products and related underwriting guidelines.

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

In the fourth quarter of 1998, the Company completed the acquisitions of Medical Protective Corporation ("Medical Protective") and GE Re. Medical Protective is the oldest medical professional liability insurer of physicians and dentists in the United States. The cash consideration of approximately $628 million was initially financed by GE Capital Corporation via an interim loan agreement and subsequently refinanced in 2000 through additional long-term borrowings. GE Re is a property and casualty reinsurance company principally doing business through intermediaries. The cash consideration of approximately $468 million was financed initially in 1998 by utilizing existing credit facilities and subsequently refinanced in 1999 through additional long-term borrowings.

On January 6, 1998, the Company purchased the assets and assumed the renewal rights of Industrial Risk Insurers ("IRI"), a leader in providing highly protected risk property insurance, for a cash consideration of approximately
$235 million. IRI writes business utilizing the licensing authority of its members and the business underwritten is subsequently allocated to members in proportion to membership participation.

Also in recent years, the Company has expanded its global business through the extension of its local office network. The Company opened offices in Seoul, Winterthur, San Juan and Sao Paulo in 2000, Rio de Janeiro and Warsaw in 1999 and Kuala Lumpar and Shanghai in 1998.

Unless otherwise indicated, all financial data has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

                                                           Year ended December 31,
                                  -------------------------------------------------------------------------
(In millions)                             2000                      1999                      1998
                                  ---------------------     ---------------------     ---------------------
                                                Inter-                    Inter-                    Inter-
                                  Domestic     national     Domestic     national     Domestic     national
                                  ---------------------     ---------------------     ---------------------

Property and Casualty Segment
   Property and Casualty.........  $2,103       $2,677       $2,102       $2,470       $1,487       $2,306
   Healthcare....................   1,294           76          851           43          514           83
   Specialty.....................     404            -          417            -          498            -
Life Segment.....................     832          805          615          649          422          674
                                   ------       ------       ------       ------       ------       ------
   Total.........................  $4,633       $3,558       $3,985       $3,162       $2,921       $3,063
                                   ======       ======       ======       ======       ======       ======

The  following  is  a  summary   description  of  the  Company's   domestic  and
international business based on principal product lines:


Property and Casualty Insurance/Reinsurance Segment

Property and Casualty Reinsurance. The Company's largest product line, traditional property and casualty reinsurance, accounted for approximately 58% of the Company's worldwide net premiums written in 2000. The Company's premium volume in the property and casualty segment is derived principally from treaty agreements, which enable the Company to maintain lower operating costs because fewer personnel are required to administer treaty business than facultative business. Most of the Company's casualty business is written on an excess of loss basis because it better enables the Company to control its exposure on business that has a relatively longer claim settlement pattern (i.e., the "tail").

The Company's property business is written on both an excess of loss and a proportional basis. Generally, the Company is the lead reinsurer for any domestic program in which it participates, enabling it to negotiate the terms of the reinsurance. The Company also acts as the lead reinsurer on a portion of its international business.

The Company's international property and casualty business services worldwide markets, including most European countries and countries in the Middle East, Far East and Latin America. For the year ended December 31, 2000, approximately 58% of the Company's international net premiums written from property and casualty reinsurance was derived from property reinsurance, approximately 21% from casualty reinsurance and approximately 21% from aviation and marine reinsurance. Based on 2000 net premiums written, approximately 43% of the Company's international property and casualty business was written on a direct basis, with the remainder written through brokers.

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

Healthcare. As part of the Company's property and casualty business segment, the Company provides insurance and reinsurance for the healthcare industry and targets employers, public entities, manufacturers and others for certain product lines. Coverages include primary insurance and reinsurance for medical professional liability and insurance protecting primary insurers (including self-insurers) in the healthcare market (i.e., excess workers' compensation, stop loss insurance, HMO reinsurance and provider excess coverages).

The healthcare industry continues to change and evolve due to voluntary healthcare reform, managed healthcare initiatives, deteriorating profits driven by the competitive marketplace and the uncertainty related to the extent of government regulation. In addition, companies that historically specialized in one line of business and one geographic area have expanded their lines of business and are now writing multiple lines of business in a broader territory. The Company, to serve the growing needs of their clients, has developed new and innovative healthcare products and has expanded coverages to include property and other lines of business.

The Company believes that it is well positioned to compete in the healthcare market because of its wide range of experience in providing healthcare liability coverage and excess protection for self-insured employers, leveraging its acquisition of Medical Protective and utilizing multiple products and services to provide healthcare solutions.

Specialty Insurance. An additional component of the Company's domestic property and casualty business is its specialty insurance product line, which generally consists of primary commercial property and casualty policies written on an admitted and non-admitted basis in niche markets. The Company's specialty business concentrates on providing commercial insurance products for target markets, usually professional associations and homogeneous groups. Specialty products include professional liability programs and niche programs in the general property and casualty area. This coverage provides insurance for errors and omissions (E&O) arising out of the professional activities of the insureds and commercial property and casualty coverages for niche programs.

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

Life Reinsurance Segment

Life Reinsurance. The Company is engaged in the reinsurance of various life insurance products, including term, whole and universal life, annuities, group life, group and individual long-term health and disability products and provides financial reinsurance to life insurers. Based on net premiums written, life reinsurance accounted for approximately 20% of the Company's worldwide business in 2000.

With respect to life reinsurance, the Company writes mostly on a direct basis with primary insurers. The Company's life reinsurance business consists principally of treaty business and is written generally on a pro-rata basis. The Company's domestic life reinsurance business is written in every state in the United States. The Company's international life reinsurance business services worldwide markets. For the year ended December 31, 2000, approximately 63% of the Company's international life reinsurance net premiums written were for traditional life reinsurance, with the balance for health and disability reinsurance.

The Company believes that increases in life expectancy, decreases in public funding for social programs in Europe and deregulation of the life reinsurance markets in Europe and Japan present increased opportunities for the Company's life reinsurance business line.

Financial Reinsurance. The two principal categories of financial reinsurance are financial reinsurance and financial risk reinsurance. Financial reinsurance does not transfer significant underwriting risk to the reinsurer and is designed primarily to enhance the current statutory surplus of the ceding company while reducing future statutory earnings as amounts are repaid to the reinsurer. This financial transaction is effectively collateralized by anticipated future income streams from selected insurance policies. Financial reinsurance typically has a duration of three to five years. Financial risk reinsurance represents a long term traditional risk sharing arrangement where reinsurance is provided on existing portfolios of in-force business. The Company's focus recently has been on expanding the financial risk reinsurance line.


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

Reserve Development. The development of the Company's net balance sheet property and casualty liabilities for unpaid claims and claim expenses for accident years 1990 through 2000 is summarized in the following table.

Net Liability. The first row of data shows the estimated net liability for unpaid claims and claim expenses at December 31 for each year from 1990 to 2000. The liability includes both case and IBNR reserves as of each year-end date, net of anticipated recoveries from other reinsurers. The rows immediately following the first row of data show cumulative paid data at December 31, as of one year, two years, ..., 10 years of subsequent payments.

Net Liability Re-estimated. The middle rows of data show the re-estimated amount for previously reported net liability based on experience as of the end of each subsequent calendar year's results. This estimate is changed as more information becomes known about the underlying claims for individual years. The cumulative redundancy (deficiency) shown in the table is the aggregate net change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. The amount in the line titled "Redundancy (Deficiency) at December 31, 2000," represents for each calendar year (the "Base Year") the aggregate change in (i) the Company's original estimate of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year compared to (ii) the Company's re-estimate as of December 31, 2000, of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year. A redundancy means that the original estimate was greater than the re-estimate and a deficiency means that the original estimate was less than the re-estimate.

                                              Changes in Historical Reserves for Unpaid Claims and Claim Expenses
                                                  For the Last Ten Years - GAAP Basis as of December 31, 2000

                                                                    Year ended December 31,
                            --------------------------------------------------------------------------------------------------------
(In millions)                 1990     1991     1992     1993      1994      1995      1996      1997     1998      1999      2000
                            --------------------------------------------------------------------------------------------------------

Net liability for unpaid
   claims and claim
   expenses                 $3,579   $3,596   $3,991   $4,525    $5,071    $9,351    $9,458    $9,114   $12,495   $13,210   $12,202
Cumulative paid as of:
One year later.........        747      665      802      949     1,115     1,964     1,949     2,176     2,867     4,811       ---
Two years later........      1,119    1,103    1,274    1,602     1,804     3,130     3,189     3,241     5,803       ---       ---
Three years later......      1,524    1,499    1,739    2,054     2,341     3,933     3,881     4,863       ---       ---       ---
Four years later.......      1,772    1,784    2,036    2,424     2,708     4,464     5,294       ---       ---       ---       ---
Five years later.......      1,989    2,008    2,293    2,690     2,988     5,686       ---       ---       ---       ---       ---
Six years later........      2,173    2,208    2,485    2,952     3,318       ---       ---       ---       ---       ---       ---
Seven years later......      2,348    2,362    2,688    3,181       ---       ---       ---       ---       ---       ---       ---
Eight years later......      2,482    2,531    2,841      ---       ---       ---       ---       ---       ---       ---       ---
Nine years later.......      2,630    2,653      ---      ---       ---       ---       ---       ---       ---       ---       ---
Ten years later........      2,738      ---      ---      ---       ---       ---       ---       ---       ---       ---       ---

Net liability
   re-estimated as of:
One year later.........     $3,616   $3,625   $3,919   $4,612    $5,173    $9,192    $9,229    $9,179   $12,410   $13,749       ---
Two years later........      3,583    3,587    4,066    4,656     5,313     8,959     9,127     8,655    12,115       ---       ---
Three years later......      3,564    3,701    4,095    4,793     5,256     8,907     8,549     8,453       ---       ---       ---
Four years later.......      3,654    3,687    4,238    4,747     5,155     8,392     8,252       ---       ---       ---       ---
Five years later.......      3,635    3,818    4,154    4,668     4,902     8,029       ---       ---       ---       ---       ---
Six years later........      3,758    3,771    4,075    4,487     4,804       ---       ---       ---       ---       ---       ---
Seven years later......      3,734    3,711    3,942    4,402       ---       ---       ---       ---       ---       ---       ---
Eight years later......      3,674    3,592    3,906      ---       ---       ---       ---       ---       ---       ---       ---
Nine years later.......      3,565    3,591      ---      ---       ---       ---       ---       ---       ---       ---       ---
Ten years later........      3,593      ---      ---      ---       ---       ---       ---       ---       ---       ---       ---
Redundancy (Deficiency)
   at December 31, 2000        (14)       5       85      123       267     1,322     1,206       661       380      (539)      ---
Effect of foreign
   exchange (1)                (42)     (45)     (30)      (2)      (31)     (636)     (635)     (370)     (730)     (668)      ---
                            ------   ------   ------   ------    ------    ------    ------    ------   -------   -------   -------
Redundancy (Deficiency)
   at December 31, 2000,
   excluding foreign
   exchange                 $  (56)  $  (40)  $   55   $  121    $  236    $  686    $  571    $  291   $  (350)  $(1,207)  $   ---
                            ======   ======   ======   ======    ======    ======    ======    ======   =======   =======   =======

(In millions)                                  1992      1993      1994      1995      1996      1997      1998      1999     2000
                                              -------------------------------------------------------------------------------------

Balance at December 31 - gross............... $4,815    $5,312    $6,020   $11,145   $10,869   $10,936   $15,342   $17,435  $16,932
Less reinsurance recoverables................   (824)     (787)     (949)   (1,794)   (1,411)   (1,822)   (2,847)   (4,225)  (4,730)
                                              ------    ------    ------    ------   -------   -------   -------   -------  -------
Balance at December 31 - net.................  3,991     4,525     5,071     9,351     9,458     9,114    12,495    13,210   12,202
                                              ------    ------    ------    ------   -------   -------   -------   -------  -------
Latest re-estimated liability - gross........  5,031     5,486     5,911     9,540     9,713    10,232    15,394    19,239      ---
Less re-estimated reinsurance recoverables... (1,125)   (1,084)   (1,107)   (1,511)   (1,461)   (1,779)   (3,279)   (5,490)     ---
                                              ------    ------    ------    ------   -------   -------   -------   -------  -------
Latest re-estimated liability - net..........  3,906     4,402     4,804     8,029     8,252     8,453    12,115    13,749      ---
                                              ------    ------    ------    ------   -------   -------   -------   -------  -------
Gross redundancy (deficiency)................   (216)     (174)      109     1,605     1,156       704       (52)   (1,804)     ---
Effect of foreign exchange (1)...............    (39)       (9)      (41)     (785)     (788)     (472)   (1,089)   (1,127)     ---
                                              ------    ------    ------    ------   -------   -------   -------   -------  -------
Gross redundancy (deficiency), excluding
   foreign exchange.......................... $ (255)   $ (183)   $   68    $  820   $   368   $   232   $(1,141)  $(2,931) $   ---
                                              ======    ======    ======    ======   =======   =======   =======   =======  =======

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

Claims and claim expense reserve development in the mid 1980's reflected the inadequate premium rates which resulted from intense competition in the market during that period. In the late 1980's, the reinsurance market generally reacted to the rate deficiencies and the resulting claims and claim expense reserve development by increasing rates and strengthening claims and claim expense reserves. This is reflected, with respect to the Company, in the significant improvements in the overall reserve adequacy in the early 1990's. The increase in reserve redundancies indicated for 1995 through 1997 is attributable to the favorable claim environment that existed during that period.

The indicated deficiency in the 1998 reserve position is attributable to higher than normal claim and claim expense development across a number of lines of business, including property coverages (which was most highly impacted by much higher than expected industry-wide losses with respect to Hurricane Georges), long-term disability and communications/media liability.

The significant indicated deficiency that has developed with respect to the 1999 recorded reserves is primarily attributable to the combination of the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry and the insurance industry's undervaluing the initial loss estimates for certain European windstorms occurring late in December 1999. Based on the continued escalation in reported losses relative to associated premiums, it became more apparent during 2000 that the level of general price erosion that occurred in the primary property and casualty insurance industry in recent years was significantly greater than had been previously contemplated. In response to this new information, it became necessary for the Company to increase claim reserves to reflect the higher ultimate loss projections resulting from this increasing trend of claim development on these more recent underwriting years.

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

The Company's reconciliation of its beginning and ending property and casualty reserves for unpaid claims and claim expenses on a GAAP basis is summarized as follows:

                                                      Year ended December 31,
                                                 ----------------------------------
(In millions)                                      2000         1999         1998
                                                 ----------------------------------

Balance at January 1 - gross.................... $17,435      $15,342      $10,936
Less reinsurance recoverables...................  (4,225)      (2,847)      (1,822)
                                                 -------      -------      -------
Balance at January 1 - net......................  13,210       12,495        9,114
                                                 -------      -------      -------

Claims and expenses incurred:
   Current year.................................   4,401        4,162        3,286
   Prior years..................................     934          233         (126)
                                                 -------      -------      -------
                                                   5,335        4,395        3,160
                                                 -------      -------      -------

Claims and expenses paid:
   Current year.................................  (1,290)      (1,228)      (1,074)
   Prior years..................................  (4,811)      (2,867)      (2,176)
                                                 -------      -------      -------
                                                  (6,101)      (4,095)      (3,250)
                                                 -------      -------      -------

Claim reserves related to acquired companies....     279          793        3,470

Claim reserves related to disposed companies....       -         (202)           -

Foreign exchange and other......................    (521)        (176)           1
                                                 -------      -------      -------
Balance at December 31 - net....................  12,202       13,210       12,495
Add reinsurance recoverables....................   4,730        4,225        2,847
                                                 -------      -------      -------
Balance at December 31 - gross.................. $16,932      $17,435      $15,342
                                                 =======      =======      =======

The liabilities for claims and claim expenses in the preceding table include long-term disability claims that are discounted at a 6% rate for all years presented. As a result of discounting the Company's long-term disability claims, total liabilities for claims and claim expenses have been reduced by an estimated 1% and 2% at December 31, 2000 and 1999, respectively. The accretion of discount is included in current operating results as part of the development of prior year liabilities. Discounts amoritized as a percentage of claims, claim expenses and policy benefits were less than 1% for the years ended December 31, 2000, 1999 and 1998.

The Company's reconciliation of its property and casualty reserves for unpaid claims and claim expenses between statutory basis and GAAP basis is summarized as follows:

                                                                December 31,
                                                      ---------------------------------
(In millions)                                           2000        1999         1998
                                                      ---------------------------------

Statutory basis reserves for U.S. companies - net.... $ 6,213     $ 7,204      $ 7,679
Adjustments to GAAP basis (1)........................     500         636          667
                                                      -------     -------      -------
GAAP basis reserves for U.S. companies - net.........   6,713       7,840        8,346
GAAP basis reserves for non-U.S. companies - net.....   5,489       5,370        4,149
                                                      -------     -------      -------
Total GAAP basis reserves - net......................  12,202      13,210       12,495
Add reinsurance recoverables.........................   4,730       4,225        2,847
                                                      -------     -------      -------
GAAP basis reserves - gross.......................... $16,932     $17,435      $15,342
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

The three-year development of claims and claim expense reserves associated with the Company's asbestos and environmental claims, including case and IBNR reserves, is summarized as follows:

                                                     Year ended December 31,
                                                 -------------------------------
(In millions)                                     2000        1999         1998
                                                 -------------------------------

Balance at January 1 - gross....................  $800        $995         $462
Less reinsurance recoverables...................  (195)       (206)        (193)
                                                  ----        ----         ----
Balance at January 1 - net......................   605         789          269

Claims and expenses incurred....................    99          (7)          35
Claims and expenses paid........................   (58)       (210)         (39)
Claim reserves related to acquired companies....     -          33          524
                                                  ----        ----         ----

Balance at December 31 - net....................   646         605          789
Add reinsurance recoverables....................   183         195          206
                                                  ----        ----         ----
Balance at December 31 - gross..................  $829        $800         $995
                                                  ====        ====         ====

The amounts in the preceding table are management's best estimate, based on currently available information, of claims and claim expense payments and recoveries for asbestos and environmental exposures that are expected to develop in future years.

The Company monitors evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Changing domestic and foreign government regulations and legislation, including continuing congressional consideration of federal Superfund legislation, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While the Company has recorded its best estimate of its liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net claims and claim expenses, or the range of net claims and claim expenses, if any, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect the Company's results of operations, financial position or cash flows.

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

Life and Health  Reserves for Future Policy  Benefits and  Accumulated  Contract
   Values

Future policy benefits for traditional life and health reinsurance contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or, in the event the policies were acquired by the Company from another insurer, at the date of acquisition. Interest rate assumptions used in calculating the present value generally ranged from 3.00% to 8.50% per annum at December 31, 2000. Payments received from sales of universal life and investment contracts are recognized by providing liabilities equal to the accumulated contract values of the policyholders' contracts. Interest rates credited to such universal life and investment contracts are generally guaranteed for a specified time period with renewal rates determined by the Company. Such crediting interest rates ranged from 3.00% to 9.00% per annum in 2000.

Regulatory Matters

GE Global Insurance and its domestic subsidiaries are subject to regulation under the insurance statutes, including insurance holding company statutes, of various states, including Missouri, Kansas, Illinois and Indiana, the domiciliary states of GE Global Insurance's principal domestic insurance company subsidiaries. The international subsidiaries of Employers Reinsurance Corporation (the "GE Frankona Re Group") are subject to regulation under insurance statutes of various foreign countries.

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

The National Association of Insurance Commissioners ("NAIC") has recently adopted model statutory accounting practices to take effect in 2001. Statutory accounting practices determine, among other things, the statutory surplus of an insurance company and, therefore, the amount of funds that can be paid as dividends to the Company by its insurance subsidiaries. However, efforts are continuing by insurance regulators, public accounting firms and the insurance industry to develop interpretations of the NAIC model. While the company is still in the process of assessing the ultimate impact the new accounting practices will have, analysis performed to date indicates that adoption of these new practices will likely result in an increase to consolidated statutory surplus, principally due to the admission for statutory accounting purposes of certain deferred tax assets that were previously required to be non-admitted.

Risk-Based Capital. The NAIC has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. At December 31, 2000, each of GE Global Insurance's domestic insurance company subsidiaries exceeded the minimum risk-based capital requirements.

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

The maximum amount available for the payment of dividends by ERC without prior regulatory approval is $206 million at December 31, 2000. Such amount will increase to $360 million by December 31, 2001. Of this amount, $88 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. GE Re will not be able to make any dividend payments during 2001 without the prior approval of the Director of Insurance for the State of Illinois. The maximum amount available for the payment of dividends during 2001 by Medical Protective without prior regulatory approval is $80 million after December 18, 2001.

International Regulations. Based on 2000 net premiums written, approximately 43% of the Company's business is carried on outside of the United States. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Licenses issued by foreign authorities to the GE Frankona Re Group are subject to modification or revocation by such authorities, and such subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, the GE Frankona Re Group has been allowed to modify their operations to conform with new licensing requirements in all jurisdictions that are material to the Company's international operations.

In addition to licensing requirements, the GE Frankona Re Group is regulated in various jurisdictions with respect to, among other things, currency, policy language and terms, methods of accounting and auditing, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Regulations governing constitution of technical reserves (including equalization reserves) in some countries could hinder the remittance of profits and repatriation of assets and the payment of dividends; however, the Company does not believe that these regulations will have a material impact on the GE Frankona Re Group's operations.

Item 2.  Properties.

The Company conducts business from various facilities, most of which are leased. In addition, the Company owns its administrative offices in Overland Park, Kansas, Fort Wayne, Indiana and Munich, Germany.


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


Item 6.  Selected Financial Data.

                           Consolidated Financial Data

                                                                 Year ended December 31,
                                               ------------------------------------------------------------
(In millions)                                     2000         1999         1998         1997         1996
                                               ------------------------------------------------------------

Total revenues................................  $10,131     $ 9,031      $ 7,203      $ 5,784      $ 5,751
Net premiums written..........................    8,191       7,147        5,984        4,545        4,573
Net investment income.........................    1,315       1,151          985          910          837
Net realized gains on investments.............      522         699          432          303          223
Earnings before income taxes..................      605         988        1,070          882          780
Net earnings..................................      581         720          779          648          567
Total investments.............................   21,191      21,539       21,987       18,343       16,479
Total assets..................................   38,564      37,561       35,047       27,532       25,388
Stockholder's equity..........................  $ 6,025     $ 5,575      $ 6,020      $ 5,374      $ 4,760
Return on equity (average)....................     10.0%       12.4%        13.7%        12.8%        12.7%
Stockholder's equity, excluding unrealized
   gains (losses) on investment securities....  $ 5,882     $ 5,524      $ 5,088      $ 4,628      $ 4,260
Return on equity (average), excluding
   unrealized gains (losses) on investment
   securities.................................     10.2%       13.6%        16.0%        14.6%        14.1%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

Overview

Year Ended December 31, 2000 Compared to Year Ended December 31 1999

Net premiums written increased $1,044 million or 15% in 2000, primarily attributable to the combination of hardening pricing within the overall property and casualty insurance/reinsurance industry, a focus on growth within the niche direct commercial market and the impact of a full year of operating activity for the March 1999 acquisition of Eagle Star Re. This growth was somewhat offset by the 2000 decisions to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken during the year, an increase in contingently payable ceded premiums related to recorded recoveries under aggregate excess retrocession programs and the impact of foreign currency translation in connection with the continued strengthening of the U.S. dollar compared to most major European currencies.

Net earnings decreased $139 million or 19% in 2000, including a decrease in after-tax net realized gains on investments of $100 million. Excluding after-tax net realized gains on investments, net earnings decreased $39 million or 14% in 2000. This decrease reflects deterioration of underwriting results, including adverse development on prior year recorded losses. The significant level of adverse development on prior year recorded losses is primarily attributable to the combination of the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry and the insurance industry's undervaluing the initial loss estimates for certain European windstorms occurring late in December 1999. Based on the continued escalation in reported losses relative to associated premiums, it became more apparent during 2000 that the level of general price erosion that occurred in the primary property and casualty insurance industry in recent years was significantly greater than had been previously contemplated. In response to this new information, it became necessary for the Company to increase claim reserves to reflect the higher ultimate loss projections resulting from this increasing trend of claim development on these more recent underwriting years.

Partially offsetting these reductions in net earnings were: (1) an increase in net investment income due to the combination of higher average investment yields (as a result of the increasing U.S. interest rate environment throughout most of 2000) and repositioning of the investment portfolio to include a higher proportion of fixed maturity securities and (2) tax benefits attributable to a step-up in the tax basis of certain assets following the conversion of a corporate subsidiary to a partnership for German tax purposes.

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

Net earnings decreased $59 million or 8% in 1999, including an increase in after-tax net realized gains on investments of $176 million. Excluding after-tax net realized gains on investments, net earnings decreased $235 million or 46% in 1999. This decrease was primarily attributable to increased property and casualty-related losses related to the frequency and severity of large loss events occurring in 1999 as compared to 1998 and, to a lesser extent, adverse development on prior year recorded losses. Large loss events are individual events that, after specific reinsurance recoveries and related premium adjustments, affect operations by $2 million or more, and include losses from earthquakes, aviation or railroad accidents, fire damage, and weather-related damage from hurricanes, tornadoes, wind and ice. Large loss events occurring in 1999 resulted in recorded losses of approximately $510 million, as compared to approximately $150 million in 1998. A portion of the 1999 losses was recovered under aggregate excess retrocession coverages obtained in the ordinary course of business. The increase in property and casualty-related losses was partially offset by a $166 million increase in net investment income, primarily due to growth in the investment portfolio as a result of acquisitions, and a $134 million increase in other revenues, primarily due to acquisitions, equity-method investments and a gain on disposition of the Company's reinsurance brokerage subsidiary. An increase in underwriting and operating expenses associated with acquisitions and continued competitive market conditions also contributed to the deterioration in underwriting results.

Domestic Property and Casualty Business

                                                    Year ended December 31,
                                                 -------------------------------
(In millions)                                      2000        1999        1998
                                                 -------------------------------

Net premiums written............................ $3,801      $3,370      $2,499
Net underwriting loss...........................   (419)       (423)        (58)
Net investment income...........................    606         513         419
Earnings before income taxes....................    250         533         601
Net realized gains on investments...............    128         516         311
Earnings before income taxes, excluding
   net realized gains on investments............    122          17         290
GAAP ratios (1):
   GAAP claims and claim expense ratio..........   77.4%       79.5%       68.9%
   GAAP underwriting expense ratio..............   34.4%       33.6%       33.6%
                                                  -----       -----       -----
   GAAP combined ratio..........................  111.8%      113.1%      102.5%
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


Net premiums written increased $431 million or 13% in 2000, primarily attributable to the combination of hardening pricing within the overall property and casualty insurance/reinsurance industry and a focus on growth within the niche direct commercial market. This increase was partially offset by the 2000 decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken during the year and higher levels of ceded premiums under aggregate excess retrocession programs. Net premiums written increased $871 million or 35% in 1999, primarily attributable to the acquisitions of GE Re and Medical Protective and core growth in various product lines, partially offset by continued competitive market conditions and an increase in contingently payable ceded premiums relating to recorded recoveries under aggregate excess retrocession programs.

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

The relatively high combined ratios in 2000 and 1999 primarily reflect the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry and adverse development on prior year recorded losses. The 1999 combined ratio was also adversely impacted by a heightened frequency and severity of large loss events occurring in that year.

Net investment income increased $93 million or 18% in 2000, primarily attributable to the combination of higher average investment yields (as a result of the increasing U.S. interest rate environment throughout most of 2000) and repositioning of the investment portfolio to include a higher proportion of fixed maturity securities. Net investment income increased $94 million or 22% in 1999, primarily attributable to inclusion of a full year of investment activity in 1999 for the 1998 GE Re and Medical Protective acquisitions.

Earnings before income taxes, excluding net realized gains on investments, increased $105 million in 2000, primarily attributable to the decrease in the combined ratio and the increase in net investment income discussed above.
Earnings before income taxes, excluding net realized gains on investments, decreased $273 million in 1999, primarily attributable to the significant increase in the combined ratio, partially offset by the increase in net investment income discussed above.

International Property and Casualty Business

                                                     Year ended December 31,
                                                 -------------------------------
(In millions)                                     2000        1999        1998
                                                 -------------------------------

Net premiums written............................ $2,754      $2,513      $2,389
Net underwriting loss...........................   (509)       (238)        (31)
Net investment income...........................    347         340         286
Earnings before income taxes....................    117         211         312
Net realized gains on investments...............    297         101          87
Earnings before income taxes, excluding
   net realized gains on investments............   (180)        110         225
GAAP ratios (1):
   GAAP claims and claim expense ratio..........  91.6%        76.3%       70.5%
   GAAP underwriting expense ratio..............  26.4%        33.6%       30.9%
                                                 ------       -----       -----
   GAAP combined ratio.......................... 118.0%       109.9%      101.4%
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


Net premiums written increased $241 million or 10% in 2000, primarily attributable to the combination of hardening pricing within the overall property and casualty insurance/reinsurance industry and the impact of a full year of operating activity for the March 1999 acquisition of Eagle Star Re. This increase was somewhat offset by the 2000 decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken during the year. Net premiums written increased $124 million or 5% in 1999, primarily attributable to the acquisitions of Eagle Star Re and GE Re and core growth in various product lines. Premium growth in both 2000 and 1999 was also partially offset by an increase in contingently payable ceded premiums relating to recorded recoveries under aggregate excess retrocession programs and the impact of foreign currency translation in connection with the strengthening of the U.S. dollar compared to most major European currencies.

Consistent with experience in the domestic property and casualty business, the relatively high combined ratios in 2000 and 1999 primarily reflect the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry and adverse development on prior year recorded losses. The increase in the combined ratio in 2000 includes the impact of significant adverse development relating to certain European windstorms occurring late in 1999. The 1999 combined ratio was also adversely impacted by a heightened frequency and severity of large loss events occurring in that year.

Net investment income increased $7 million or 2% in 2000, primarily attributable to the repositioning of the investment portfolio to include a higher proportion of fixed maturity securities. Net investment income increased $54 million or 19% in 1999, primarily attributable to the acquisitions of GE Re and Eagle Star Re.

Earnings before income taxes, excluding net realized gains on investments, decreased $290 million in 2000, primarily attributable to the significant increase in the combined ratio discussed above. Earnings before income taxes, excluding net realized gains on investments, decreased $115 million or 51% in 1999, primarily attributable to the significant increase in the combined ratio, partially offset by the increase in net investment income discussed above.

Life Reinsurance Business

                                                       Year ended December 31,
                                                      --------------------------
(In millions)                                           2000     1999     1998
                                                      --------------------------

Revenues.............................................  $2,207   $1,789   $1,525
Earnings before income taxes.........................     238      244      157

Revenues, which consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions, increased $418 million or 23% in 2000. This increase was primarily attributable to growth in the domestic traditional life and credit life business and an increase in net realized gains on investments. Revenues increased $264 million or 17% in 1999, primarily attributable to growth in the domestic traditional life and credit life business, an increase in net realized gains on investments and fees generated from investment-related life reinsurance products and financial reinsurance transactions.

Earnings before income taxes decreased $6 million or 2% in 2000, including a $15 million increase in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes decreased $21 million or 13% in 2000, primarily attributable to an increase in claims experience. Earnings before income taxes increased $87 million or 55% in 1999, including a $48 million increase in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes increased $39 million or 32% in 1999, primarily attributable to an increase in net investment income, primarily due to continued growth in the investment portfolios, and fees generated from investment-related life reinsurance products and financial reinsurance transactions.


Liquidity and Capital Resources

GE Global Insurance's ability to meet its obligations, including debt service and operating expenses, and pay dividends to its shareholder depends primarily upon the receipt of sufficient funds from its insurance subsidiaries. The payment of dividends by ERC, GE Re and Medical Protective are subject to restrictions set forth in the insurance laws of Missouri, Illinois and Indiana, respectively, as well as other restrictions. Historically, the Company's liquidity requirements have been met by funds provided from operations and from the maturity and sales of investments.

Cash flows from operating activities, which primarily consists of premiums collected during the period and payments made for claims and claim expenses, decreased $1,030 million in 2000, primarily as a result of an escalation in claim-related payments attributable to higher levels of incurred claims and claim expenses in recent years. Cash flows from operating activities increased $578 million in 1999, primarily attributable to a decrease in claim settlements relative to the collection of premiums, somewhat offset by an increase in reinsurance recoverables under the Company's aggregate excess retrocession programs.

Cash flows from investing activities increased $447 million in 2000, primarily attributable to a net decrease in the purchases of investment securities as a result of the decrease in operating cash flows discussed above. Cash flows from investing activities increased $374 million in 1999, primarily attributable to a reduction in cash used to fund acquisitions in 1999 due to the 1998 acquisitions of Medical Protective and GE Re, somewhat offset by a net increase in the purchases of investment securities.

Cash flows from financing activities increased $520 million in 2000, primarily attributable to the following factors: (1) an increase in short-term borrowings,
(2) a reduction in dividends paid on common stock and (3) an increase in contract deposit liabilities resulting from growth in financial reinsurance business volumes. The $691 million of proceeds from long-term borrowings in 2000 were substantially all used to repay outstanding borrowings under an interim loan agreement with GE Capital Corporation used to fund the Company's 1998 acquisition of Medical Protective. Cash flows from financing activities decreased $733 million in 1999, primarily attributable to the large amount of 1998 proceeds from short-term borrowings associated with the acquisitions of Medical Protective and GE Re and the change in contract deposit liabilities resulting from the 1998 commutation of a significant financial reinsurance treaty. The $395 million of proceeds from long-term borrowings in 1999 were used largely to repay short-term borrowings made in 1998 under the Company's revolving credit agreement with GE Capital Services.

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

In structuring its fixed maturity portfolios, the Company considers the duration of its assets and claims and claim expense reserves. Most fixed maturity portfolios have total return benchmarks against which relative performance is measured. The total return benchmarks include investment income and realized and unrealized gains and losses on investments. Equity portfolios are managed for total return and performance is measured against equity benchmarks.

On a worldwide basis, based on data as of December 31, 2000, the Company manages 75% of its investments internally. General Electric Investment Corporation manages an additional 9% of the Company's investments, and the balance is managed by unaffiliated outside managers.

The Company's investment results are summarized as follows:

                                                             Year ended December 31,
                                               ---------------------------------------------------
(In millions)                                    2000       1999       1998       1997      1996
                                               ---------------------------------------------------

Average invested assets (at cost)............. $21,197    $20,940    $18,794    $16,417   $15,195
Net investment income.........................   1,315      1,151        985        910       837
Net effective yield...........................     6.2%       5.5%       5.2%       5.5%      5.5%
Net realized gains on investments............. $   522    $   699    $   432    $   303   $   223
Unrealized gains on investment
   securities before deferred income taxes....     244         92      1,554      1,189       799

The increase in unrealized gains on investment securities before deferred income taxes in 2000 is primarily due to the concentration of fixed maturity debt securities held in the investment portfolio and the effects of a general decrease in interest rates which occurred in late 2000.

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

The Company's domestic fixed maturity portfolios, categorized by rating based on market values, are summarized as follows:

                                                      Domestic Property
                                                        and Casualty          Domestic Life
                                                      ---------------------------------------
                                                                     December 31,
                                                      ---------------------------------------
                                                       2000       1999       2000       1999
                                                      ---------------------------------------

U.S. government and government agency securities.....   0.5%       0.9%       2.6%       7.4%
Aaa..................................................  45.2       44.0        1.7        1.6
Aa...................................................  29.4       31.1        9.0        6.2
A....................................................  10.8        9.7       27.9       21.8
Baa..................................................   1.5        1.2       13.1       12.9
Ba...................................................   0.5        0.4        0.8        1.5
Canadian securities..................................   3.6        4.0        7.2        4.8
Mortgage-backed and other asset-backed securities....   6.7        4.3       36.0       37.8
Other................................................   1.8        4.4        1.7        6.0
                                                      -----      -----      -----      -----
   Total............................................. 100.0%     100.0%     100.0%     100.0%
                                                      =====      =====      =====      =====

Ratings are as assigned by Moody's when available, or by S&P and converted to the generally comparable Moody's rating.

The Company's emphasis on investment quality is evidenced by the preceding table, which indicates that the bonds in the Company's investment portfolios are principally invested in either U.S. government and government agency securities or issues rated "Baa" or above. The Canadian securities held by the Company are similar in quality to the other securities held in its domestic portfolio. Fixed maturity securities held by the Company in its domestic life portfolios include mortgage-backed and other asset-backed securities that are matched to the liability profile of specific life reinsurance contracts. Investments in mortgage-backed and other asset-backed securities are limited to lower risk tranches and do not include any interest only or principal only securities. Mortgage-backed and other asset-backed securities in the Company's investment portfolio were principally issued by Federal agencies. The majority of the balance of other securities held in both the domestic property and casualty and domestic life portfolios represent investments in non-rated debt securities. The Company does not contemplate significant additional investment in non-investment grade securities in either the property and casualty or life portfolios.

International Investment Operations. The investment portfolios of the Company's international operations (other than certain equity portfolios, which are managed by outside managers) are managed by the GE Frankona Re Group's investment personnel based in Munich, within guidelines established by the management of the GE Frankona Re Group and under the overall supervision and review of ERC's investment department.

The principal objective of the GE Frankona Re Group's investment policy is to manage the investment portfolios on a total return basis taking into consideration the duration and currency structure of the GE Frankona Re Group's reinsurance liabilities. The GE Frankona Re Group's investment portfolios are geographically diversified with investments principally from the major European markets and the United States.

As of December 31, 2000, the fair value of the GE Frankona Re Group's investments totaled $6,740 million, a decrease of $750 million from December 31, 1999. The composition of GE Frankona Re Group's investments is summarized as follows:

                                                                  December 31,
                                                               -----------------
                                                                2000       1999
                                                               -----------------

            Fixed maturity securities.........................  89.5%      81.8%
            Equity securities.................................   7.5       15.8%
            Other invested assets.............................   3.0        2.4%
                                                               -----      -----

            Total............................................. 100.0%     100.0%
                                                               =====      =====

Most fixed  maturity  securities  within the GE Frankona  Re Group's  investment portfolios have a term of less than ten years. The fixed maturity securities consist of high credit quality securities, and almost all bonds are investment grade securities with a comparable average rating equal to or above a Moody's or S&P "AA" rating. Fixed maturity securities include German and Danish mortgage-backed securities, although these mortgage-backed securities have significantly less prepayment risk than typical U.S. mortgage-backed securities, as the German and Danish tax and social environments are not conducive to risks of prepayment of interest and principal. Equity securities and other invested assets were internationally diversified with principal holdings in Germany, the United Kingdom and the United States.


Interest Rate and Currency Risk Management

Interest  rate  and  currency  risk  management  is  important  in  the   normal
operations of the Company. The following discussion presents an overview of such management.

The Company manages its exposure to currency principally by matching the underlying reinsurance liabilities with the corresponding assets. Any remaining significant net asset/liability positions in a given currency are hedged with forward currency purchase or sale contracts to further mitigate currency exposures. The Company also hedges its currency risk on a portion of its foreign subsidiary investments by utilizing cross currency swaps and currency forwards. The Company manages its exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. Certain of the products reinsured within the life segment include fixed rate interest rate features that are matched with fixed rate investments of a similar duration.

The Company uses various financial instruments, such as cross currency swaps, options and currency forwards, principally to manage currency risks. The Company is exclusively an end-user of these instruments, which are commonly referred to as derivatives. The Company does not engage in trading, market-making or other speculative activities in the derivatives markets. Management requires that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in Notes 2 and 14 to the consolidated financial statements.

On a limited basis, and as part of ongoing customer activities, the Company uses equity options to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products. Additionally, the Company has entered into a limited number of credit default swaps to lessen its exposure on certain financial guarantee reinsurance business.

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

     One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such a decrease, including repricing effects in the securities portfolio, would reduce the 2001 net earnings of the Company based on year-end 2000 positions by an insignificant amount. Based on positions at year-end 1999, the pro forma effect on 2000 net earnings of such a decrease in interest rates was also estimated to be an insignificant amount.

     One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 2000 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Company assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10 percent decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 2001 net earnings of the Company based on year-end 2000 positions by an insignificant amount.

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

New Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for the Company on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the balance sheet at their fair values; changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Effects of qualifying changes in fair value will be recorded in equity pending recognition in earnings as offsets to the related earnings effects of the hedged items. Management estimates that, at January 1, 2001, the effects on its consolidated financial statements of adopting SFAS No. 133, as amended, will be a one-time reduction of net earnings of less than $20 million. The precise transition effect is uncertain because the accounting for certain derivatives and hedging relationships in accordance with SFAS No. 133 is subject to further interpretation by the FASB.


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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on the Company is discussed on pages 20-21.


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

Omitted


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1.  Financial Statements and Schedules.

           The consolidated financial statements of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 25).

   (a) 2.  Financial Statement Schedules.

           The consolidated financial statement schedules of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 25).

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

           10.1 First Whole Account Aggregate Excess of Loss Retrocession Agreement (E1), between Employers Reinsurance Corporation and National Indemnity Company, dated January 1, 2000 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

           10.2 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and Centre Insurance Company, dated January 1, 2000 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

           10.3 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and National Union Fire Insurance Company of Pittsburgh, PA, dated January 1, 2000 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

           10.4 Second Whole Account Aggregate Excess of Loss Retrocession Agreement (E2), between Employers Reinsurance Corporation and Federal Insurance Company, dated January 1, 2000 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

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

           None.

                                   ITEM 14(a)

                     GE Global Insurance Holding Corporation
                                and Subsidiaries

                                    Index to
                        Consolidated Financial Statements
                                       and
                          Financial Statement Schedules


                                                                            Page
                                                                            ----

Consolidated Financial Statements
   Independent Auditors' Report..............................................26
   Consolidated Statement of Earnings........................................27
   Consolidated Statement of Financial Position..............................28
   Consolidated Statement of Stockholder's Equity............................30
   Consolidated Statement of Cash Flows......................................31
   Notes to Consolidated Financial Statements................................32

Financial Statement Schedules
   Schedule II - Condensed Financial Information of Registrant...............56
   Schedule III - Supplementary Insurance Information........................60

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
GE Global Insurance Holding Corporation:


We have audited the accompanying consolidated statements of financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP


Kansas City, Missouri
January 22, 2001

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings


                                                         Year ended December 31,
                                                      ------------------------------
(In millions)                                          2000        1999        1998
                                                      ------------------------------

Revenues
Net premiums written                                  $8,191      $7,147      $5,984
                                                      ======      ======      ======

Net premiums earned                                   $8,001      $6,896      $5,635
Net investment income                                  1,315       1,151         985
Net realized gains on investments                        522         699         432
Other revenues                                           293         285         151
                                                      ------      ------      ------
Total revenues                                        10,131       9,031       7,203
                                                      ------      ------      ------

Costs and Expenses
Claims, claim expenses and policy benefits             6,727       5,385       4,103
Insurance acquisition costs                            1,913       1,839       1,357
Amortization of intangibles                              143         111          89
Interest expense                                         126         102          55
Other operating costs and expenses                       529         518         444
Minority interest in net earnings of consolidated
   subsidiaries                                           88          88          85
                                                      ------      ------      ------
Total costs and expenses                               9,526       8,043       6,133
                                                      ------      ------      ------

Earnings before income taxes                             605         988       1,070
                                                      ------      ------      ------

Provision for income taxes:
   Current                                              (109)        216         324
   Deferred                                              133          52         (33)
                                                      ------      ------      ------
                                                          24         268         291
                                                      ------      ------      ------

Net earnings                                          $  581      $  720      $  779
                                                      ======      ======      ======


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                  Consolidated Statement of Financial Position


                                                                        December 31,
                                                                    ---------------------
(In millions)                                                         2000         1999
                                                                    ---------------------

Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value      $18,761      $17,268
   Equity securities, at fair value                                     718        3,104
   Short-term investments, at amortized cost                          1,348          788
   Other invested assets                                                364          379
                                                                    -------      -------
   Total investments                                                 21,191       21,539

Cash                                                                    196          359

Securities and indebtedness of related parties                          676          299

Accrued investment income                                               407          419

Premiums receivable                                                   3,844        3,580

Funds held by reinsured companies                                       740          717

Reinsurance recoverables                                              6,436        6,029

Deferred insurance acquisition costs                                  1,494        1,418

Intangible assets                                                     1,640        1,516

Other assets                                                          1,940        1,685
                                                                    -------      -------

Total assets                                                        $38,564      $37,561
                                                                    =======      =======








                                                                        December 31,
                                                                    ---------------------
(In millions)                                                         2000        1999
                                                                    ---------------------

Liabilities and equity
Claims and claim expenses                                           $17,678      $18,134
Accumulated contract values                                           2,161        2,164
Future policy benefits for life and health contracts                  2,636        2,230
Unearned premiums                                                     2,584        2,534
Other reinsurance balances                                            2,062        1,874
Income taxes payable                                                     11          136
Contract deposit liabilities                                          1,169        1,223
Other liabilities                                                       840          756
Deferred income taxes                                                    31           21
Long-term borrowings                                                  1,654          956
Indebtedness to related parties                                         536          779
                                                                    -------      -------
   Total liabilities                                                 31,362       30,807
                                                                    -------      -------

Minority interest in equity of consolidated
   subsidiaries                                                       1,177        1,179
                                                                    -------      -------

Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                                150          150
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                                  5            5
Paid-in capital                                                         845          845
Retained earnings                                                     5,204        4,630
Accumulated unrealized gains on investment securities - net (a)         143           51
Accumulated foreign currency translation adjustments (a)               (322)        (106)
                                                                    -------      -------
   Total stockholder's equity                                         6,025        5,575
                                                                    -------      -------

Total liabilities and equity                                        $38,564      $37,561
                                                                    =======      =======

(a) The sum of accumulated unrealized gains on investment securities and accumulated foreign currency translation adjustments constitutes
     "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $(179) million and $(55) million at year-end 2000 and 1999, respectively.


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity



                                                                                                           Accumulated
                                                                                                            Nonowner
                                                                                                             Changes
                                                                 Preferred   Common   Paid-In   Retained   Other Than
(In millions)                                                      Stock     Stock    Capital   Earnings    Earnings      Total
                                                                 ---------------------------------------------------------------

Balances, January 1, 1998                                           $150       $5      $845     $3,660        $714       $5,374
                                                                                                                         ------
   Changes other than transactions with share owner:
      Net earnings                                                     -        -         -        779           -          779
      Net unrealized gains on investment securities (a)                -        -         -          -         454          454
      Foreign currency translation adjustments (b)                     -        -         -          -         (41)         (41)
      Reclassification adjustments (c)                                 -        -         -          -        (268)        (268)
                                                                                                                         ------
      Total changes other than transactions with share owner                                                                924
                                                                                                                         ------

   Dividends paid on preferred stock                                   -        -         -         (8)          -           (8)
   Dividends paid on common stock                                      -        -         -       (270)          -         (270)
                                                                    ----       --      ----     ------        ----        -----

Balances, December 31, 1998                                          150        5       845      4,161         859        6,020
                                                                                                                         ------
   Changes other than transactions with share owner:
      Net earnings                                                     -        -         -        720           -          720
      Net unrealized losses on investment securities (a)               -        -         -          -        (408)        (408)
      Foreign currency translation adjustments (b)                     -        -         -          -         (33)         (33)
      Reclassification adjustments (c)                                 -        -         -          -        (473)        (473)
                                                                                                                         ------
      Total changes other than transactions with share owner                                                               (194)
                                                                                                                         ------

   Dividends paid on preferred stock                                   -        -         -         (8)          -           (8)
   Dividends paid on common stock                                      -        -         -       (243)          -         (243)
                                                                    ----       --      ----     ------        ----       ------

Balances, December 31, 1999                                          150        5       845      4,630         (55)       5,575
                                                                                                                         ------
   Changes other than transactions with share owner:
      Net earnings                                                     -        -         -        581           -          581
      Net unrealized losses on investment securities (a)               -        -         -          -        (234)        (234)
      Foreign currency translation adjustments (b)                     -        -         -          -        (216)        (216)
      Reclassification adjustments (c)                                 -        -         -          -         326          326
                                                                                                                         ------
      Total changes other than transactions with share owner                                                                457
                                                                                                                         ------

   Dividends paid on preferred stock                                   -        -         -         (7)          -           (7)
                                                                    ----       --      ----     ------        ----       ------

Balances, December 31, 2000                                         $150       $5      $845     $5,204       $(179)      $6,025
                                                                    ====       ==      ====     ======       =====       ======

(a) Presented net of taxes of $163 million, $233 million and $(305) million in 2000, 1999 and 1998, respectively.

(b) Presented net of taxes of $113 million, $17 million and $20 million in 2000, 1999 and 1998, respectively.

(c) Presented net of taxes of $(169) million, $274 million and $164 million in 2000, 1999 and 1998, respectively. (Note: In addition to net realized gains on investment securities, the 2000 and 1999 reclassification adjustments include $27 million and $48 million, respectively, in pre-tax gains related to available-for-sale investment securities held by an investee accounted for under the equity method; these gains were included in other revenues in the accompanying consolidated statement of earnings.)




See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                                                                     Year ended December 31,
                                                               ----------------------------------
(In millions)                                                    2000         1999         1998
                                                               ----------------------------------

Cash Flows From Operating Activities
Net earnings                                                   $   581      $   720      $   779
Adjustments to reconcile net earnings to cash
   from (used for) operating activities:
      Claims and claim expenses                                  1,084        1,574          732
      Future policy benefits for life and health contracts         589          182          161
      Unearned premiums                                            207          400          245
      Funds held by reinsured companies                           (103)           5         (118)
      Reinsurance recoverables                                  (1,579)      (1,409)        (689)
      Deferred income taxes                                        133           52          (33)
      Income taxes payable (receivable)                           (120)          10         (116)
      Amortization of insurance acquisition costs                1,913        1,839        1,357
      Insurance acquisition costs deferred                      (2,200)      (1,915)      (1,606)
      Net realized gains on investments                           (522)        (699)        (432)
      Other, net                                                  (124)         130           31
                                                               -------      -------      -------
   Cash from (used for) operating activities                      (141)         889          311
                                                               -------      -------      -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                    (9,823)      (7,995)      (4,788)
   Sales                                                         7,235        6,399        3,963
   Maturities                                                      940        1,566          843
Equity securities:
   Purchases                                                    (1,175)      (2,812)      (1,331)
   Sales                                                         3,522        2,812        1,602
Net (purchases) sales of short-term investments                   (560)        (216)         236
Net cash paid for acquisitions and in-force reinsurance
   transactions                                                      -         (258)      (1,018)
Net cash received from dispositions                                  -           88            -
Other investing activities                                          28          136         (161)
                                                               -------      -------      -------
   Cash from (used for) investing activities                       167         (280)        (654)
                                                               -------      -------      -------

Cash Flows From Financing Activities
Change in contract deposits                                         38         (171)        (362)
Net contract accumulation payments                                   6          (87)         (42)
Proceeds from short-term borrowings                                105          132        1,061
Principal payments on short-term borrowings                       (721)        (426)         (54)
Proceeds from long-term borrowings                                 691          395            -
Dividends paid                                                      (7)        (251)        (278)
                                                               -------      -------      -------
   Cash from (used for) financing activities                       112         (408)         325
                                                               -------      -------      -------

Effect of exchange rate changes on cash                           (301)        (100)           7
                                                               -------      -------      -------

Increase (decrease) in cash                                       (163)         101          (11)
Cash at beginning of year                                          359          258          269
                                                               -------      -------      -------
Cash at end of year                                            $   196      $   359      $   258
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


Basis of Accounting

The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"), which, as to the insurance company subsidiaries, vary from statutory accounting practices prescribed or permitted by insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.


2.  Summary of Significant Accounting Policies

Investments

The Company's fixed maturity securities and substantially all marketable equity securities have been designated as available-for-sale, and are reported at fair value with net unrealized gains or (losses) included in stockholder's equity, net of applicable taxes and certain other adjustments. Such reported fair values are based primarily on quoted market prices, or if quoted prices are not available, are valued by third party pricing vendors. Realized gains or (losses) on sales of investments are determined on the specific-identification method and include adjustments to the net realizable value of investments for declines in value that are considered to be other than temporary. Investment income is recognized as earned and includes the accretion of discounts and amortization of premiums related to fixed maturity securities.


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

The liabilities for claims and claim expenses represent the estimated liabilities for reported claims plus those incurred but not yet reported and the related estimated claim expenses. The liabilities for claims and claim expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate cost of all claims incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the liabilities for claims and claim expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates. Included in the liabilities for claims and claim expenses are $823 million and $887 million at December 31, 2000 and 1999, respectively, of long-term disability claims that are discounted at a 6% rate (See Note 12).

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

Future policy benefits for traditional life and health contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or at the date of purchase. Interest rate assumptions used in calculating the present value generally ranged from 3.00% to 8.50% at December 31, 2000 and 1999. Interest rates credited to universal life contracts and investment contracts are generally guaranteed for a specified time period with renewal rates determined by management. Such crediting interest rates generally ranged from 3.00% to 9.00% in 2000, 1999 and 1998.

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


Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible premiums receivable, reinsurance recoverables and other doubtful receivables. The allowance is recorded as a valuation account that reduces the corresponding asset. The allowance totaled $74 million and $79 million at December 31, 2000 and 1999, respectively.


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


Reinsurance

Reinsurance contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the reinsurer (or retrocessionaire) may realize a significant loss from the transaction are required to be accounted for as deposits. These contract deposits are classified as contract deposit assets (included in "other assets") or "contract deposit liabilities" and are generally accounted for similar to financing transactions with interest income or expense credited or charged to the contract deposits.


Income Taxes

GE Global Insurance, together with its domestic property and casualty insurance/reinsurance subsidiaries, one domestic life insurance subsidiary, various non-insurance subsidiaries and its parent, GE Capital Services, are included in the consolidated federal income tax return of GE Company. GE Global Insurance's other domestic life insurance subsidiary is taxed as a life insurance company, and that subsidiary files a separate federal income tax return.

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

The Company utilizes the liability method, whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The Company establishes a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized.

Interest Rate and Currency Risk Management

Upon adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001, certain financial instruments and portions of other financial instruments will be defined to be derivatives. After that date, all derivatives will be carried at their fair values, and all changes in fair values will affect net earnings or share owners' equity immediately.

As a matter of policy, the Company does not engage in any trading, market-making or other speculative activities in the derivative markets. The Company uses various financial instruments, such as cross currency swaps, options and currency forwards principally to lessen its exposure to movements in foreign currency exchange rates.

Designated cross currency swaps and foreign currency forward purchase contracts that modify certain assets are accounted for on an accrual basis. The Company requires all other derivative instruments, such as options and forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedged instruments must be highly correlated with changes in market values of underlying hedged items, both at inception of the hedge and over the life of the hedge contract. As a matter of policy, any derivative that is either not designated as a hedge, or is so designated but is ineffective, is marked to market and recognized in operations immediately.

Foreign Currency Translation

The Company operates in a multiple functional currency environment whereby revenues and expenses in functional currencies are translated using periodic weighted average exchange rates during the year and functional currency assets and liabilities are translated at the rates of exchange in effect at the close of the year. Gains or losses resulting from translating the functional currencies into U.S. dollars are accumulated in a separate component of stockholder's equity, entitled "accumulated foreign currency translation adjustments." It is the Company's general policy to offset currency risk related to insurance claims and claim expenses by maintaining investment securities matched to the major currencies represented in its recorded net claim-related liabilities. In addition, the Company partially hedges its foreign currency risk on its foreign subsidiary investments by utilizing a cross currency swap and foreign currency forward purchase contracts (See Note 14). As a result, while foreign currency may have significantly impacted individual asset, liability, revenue and expense categories, the net effect of foreign currency transactions on operating results during 2000, 1999 and 1998 was immaterial.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.  Summary of Significant Accounting Policies (continued)

Benefit Plans

Prior to September 30, 1999, employees of the Company and its domestic subsidiaries were covered by trusteed, noncontributory defined benefit pension plans and unfunded postretirement plans that provided medical benefits and life insurance benefits to substantially all employees and their dependents. Effective October 1, 1999, the majority of the Company's domestic employees began participating in a trusteed, contributory defined benefit pension plan sponsored by the Company's ultimate parent, GE Company. Additionally, effective September 30, 1999, the Company terminated substantially all of its domestic postretirement plans, with covered employees becoming participants in similar plans sponsored by GE Company. The existing accumulated postretirement benefit obligations under the terminated plans were also transferred to GE Company, with no gain or loss resulting from this transaction. GE Company charges the Company, in turn, for its relative share of the costs associated with the overall GE Company Group Pension and Postretirement Plans. Certain of the Company's international subsidiaries also sponsor noncontributory defined benefit pension plans for their employees. The net effect of all benefit plans on the consolidated statement of financial position and statement of earnings for 2000, 1999 and 1998 was immaterial.

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

On October 15, 1998, the Company completed the acquisition of Medical Protective Corporation ("Medical Protective") for a cash consideration of approximately $628 million. The cash consideration was initially financed by GE Capital Corporation via an interim loan agreement and subsequently refinanced in 2000 through additional long-term borrowings (See Note 9). Medical Protective is the oldest medical professional liability insurer of physicians and dentists in the United States. The acquisition has been accounted for as a purchase; accordingly, the operating results of Medical Protective have been included in the Company's consolidated financial statements since the date of acquisition.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


3.  Acquisitions and Dispositions (continued)

On January 6, 1998, the Company purchased the assets and assumed the renewal rights of Industrial Risk Insurers ("IRI"), a leader in providing highly protected risk property insurance, for a cash consideration of approximately
$235 million. IRI writes business utilizing the licensing authority of its members and the business underwritten is subsequently allocated to members in proportion to membership participation. The acquisition has been accounted for as a purchase; accordingly, the operating results of IRI have been included in the Company's consolidated financial statements since the date of acquisition.

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

                                                                              December 31, 2000
                                                            -----------------------------------------------------
                                                                            Gross          Gross        Estimated
                                                            Amortized     Unrealized     Unrealized       Fair
(In millions)                                                 Cost          Gains          Losses         Value
                                                            -----------------------------------------------------

Fixed maturity securities:
   U.S. government                                           $   474          $  5         $  (4)        $   475
   International government                                    2,183            44           (28)          2,199
   Tax-exempt                                                  6,756           254           (13)          6,997
   Corporate                                                   6,462            91          (160)          6,393
   U.S. mortgage-backed and other asset-backed                 1,899            34           (11)          1,922
   International mortgage-backed and other asset-backed          772            10            (7)            775
                                                             -------          ----         -----         -------
   Total fixed maturity securities                            18,546           438          (223)         18,761
Equity securities                                                689            68           (39)            718
Short-term investments                                         1,348             -             -           1,348
Other invested assets                                            364             -             -             364
                                                             -------          ----         -----         -------
Total investments                                            $20,947          $506         $(262)        $21,191
                                                             =======          ====         =====         =======


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
                                                             =======          ====         =====         =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.  Investments (continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2000 are summarized, by stated maturity, as follows:

                                                                       Estimated
                                                         Amortized       Fair
(In millions)                                              Cost          Value
                                                         -----------------------

 Maturity:
    Due in 2001                                           $   642       $   643
    Due in 2002-2005                                        3,332         3,359
    Due in 2006-2010                                        4,942         4,923
    Due after 2010                                          6,959         7,139
                                                          -------       -------
                                                           15,875        16,064
 Mortgage-backed and other asset-backed securities          2,671         2,697
                                                          -------       -------
 Total fixed maturity securities                          $18,546       $18,761
                                                          =======       =======

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of investment income are summarized as follows:

                                                        Year ended December 31,
                                                     -----------------------------
 (In millions)                                          2000      1999      1998
                                                     -----------------------------

 Gross investment income:
    Fixed maturity securities                         $1,081    $  997      $853
    Equity securities                                     82        58        59
    Short-term investments                                66        45        32
    Securities and indebtedness of related parties        22        21        19
    Other                                                 79        47        33
                                                      ------      ----      ----
                                                       1,330     1,168       996
 Investment expenses                                     (15)      (17)      (11)
                                                      ------    ------      ----
 Net investment income                                $1,315    $1,151      $985
                                                      ======    ======      ====

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


4.  Investments (continued)

The Company's sales proceeds and realized gains and losses on investment securities are summarized as follows:

                                                                Year ended December 31,
                                                           --------------------------------
(In millions)                                                2000        1999        1998
                                                           --------------------------------

Sales proceeds from investment securities                  $10,757      $9,211      $5,565
                                                           =======      ======      ======

Net realized gains on investments before income taxes:
   Fixed maturity securities:
      Gross realized gains                                    $194        $119        $124
      Gross realized losses                                    (87)        (87)        (15)
   Equity securities:
      Gross realized gains                                     696         734         412
      Gross realized losses                                   (281)        (67)        (89)
                                                              ----        ----        ----
   Total net realized gains before income taxes                522         699         432
Provision for income taxes                                    (178)       (255)       (164)
                                                              ----        ----        ----
Net realized gains on investments, after income taxes         $344        $444        $268
                                                              ====        ====        ====

The change in net unrealized gains (losses), before income taxes, on fixed maturity securities was $511 million, $(1,179) million and $225 million in 2000, 1999 and 1998, respectively; the corresponding amounts for equity securities were $(330) million, $(209) million and $37 million in 2000, 1999 and 1998, respectively; and the corresponding amounts for other invested assets were $(29) million, $(74) million and $103 million in 2000, 1999 and 1998, respectively.

The Company had investments in fixed maturity securities with a carrying amount of $857 million and $768 million at December 31, 2000 and 1999, respectively, on deposit with state and provincial insurance departments to satisfy regulatory requirements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


5.  Intangible Assets

The Company's intangible assets are summarized as follows:

                                                                  December 31,
                                                                 ---------------
(In millions)                                                     2000      1999
                                                                 ---------------

Goodwill                                                         $1,327   $1,266
Present value of future profits ("PVFP")                            200      107
Value of insurance in-force                                           -       26
Customer list                                                       113      117
                                                                 ------   ------
                                                                 $1,640   $1,516
                                                                 ======   ======

The Company's intangible assets are shown net of accumulated amortization of $568 million and $721 million at December 31, 2000 and 1999, respectively.

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

The Company's intangible asset other than goodwill and PVPF includes the value of a customer list recorded in connection with the acquisition of the IRI business in 1998, which is being amortized using the straight-line method over a 20 year period.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


6.  Claims and Claim Expenses

The Company's reconciliation of its beginning and ending claims and claim expense liabilities, net of reinsurance, is summarized as follows:

                                                                   Year ended December 31,
                                                              ----------------------------------
(In millions)                                                   2000         1999         1998
                                                              ----------------------------------

Balance at January 1 - gross                                  $18,134      $15,852      $10,961
Less reinsurance recoverables                                  (4,314)      (2,936)      (1,822)
                                                              -------      -------      -------
Balance at January 1 - net                                     13,820       12,916        9,139
                                                              -------      -------      -------

Claims and expenses incurred:
   Current year                                                 5,525        4,789        3,904
   Prior years                                                    934          340          (56)
                                                              -------      -------      -------
                                                                6,459        5,129        3,848
                                                              -------      -------      -------

Claims and expenses paid:
   Current year                                                (1,650)      (1,672)      (1,387)
   Prior years                                                 (5,290)      (2,997)      (2,309)
                                                              -------      -------      -------
                                                               (6,940)      (4,669)      (3,696)
                                                              -------      -------      -------

Claim reserves related to acquired companies (See Note 3)         279          793        3,470

Claim reserves related to disposed companies                        -         (202)           -

Foreign exchange and other                                       (864)        (147)         155
                                                              -------      -------      -------
Balance at December 31 - net                                   12,754       13,820       12,916
Add reinsurance recoverables                                    4,924        4,314        2,936
                                                              -------      -------      -------
Balance at December 31 - gross                                $17,678      $18,134      $15,852
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

The high level of claims and expenses incurred related to prior years reflected in the above table for 2000 is primarily attributable to the combination of the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry and the insurance industry's undervaluing the initial loss estimates for certain European windstorms occurring late in December 1999. Based on the continued escalation in reported losses relative to associated premiums, it became more apparent during 2000 that the level of general price erosion that occurred in the primary property and casualty insurance industry in recent years was significantly greater than had been previously contemplated. In response to this new information, it became necessary for the Company to increase claim reserves to reflect the higher ultimate loss projections resulting from this increasing trend of claim development on these more recent underwriting years. The increase in 1999 claims and expenses incurred related to prior years is attributable to higher than normal claim and expense development across a number of lines of business, including property coverages (which was most highly impacted by much higher than expected industry-wide losses with respect to Hurricane Georges), long-term disability and communications/media liability.

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

The gross liabilities for asbestos-related illness and toxic waste cleanup claims and claim expenses and the related reinsurance recoverables were $829 million and $183 million, respectively, at December 31, 2000. These amounts are management's best estimate, based on currently available information, of future claim and claim expense payments and recoveries that are expected to develop in future years. The Company monitors evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Changing U.S. government regulations and legislation, including continuing Congressional consideration of a Federal Superfund law, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While the Company has recorded its best estimate of its liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net loss, or the range of net loss, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect the Company's results of operations, financial position or cash flows.


7.  Income Taxes

The Company's provision for income taxes is summarized as follows:

                                                 Year ended December 31,
                  -------------------------------------------------------------------------------------
                            2000                          1999                          1998
                  -------------------------     -------------------------     -------------------------
                  United    Inter-              United    Inter-              United    Inter-
(In millions)     States   national   Total     States   national   Total     States   national   Total
                  -------------------------     -------------------------     -------------------------

Current            $(73)    $ (36)   $(109)      $138      $ 78     $216       $210      $114     $324
Deferred            202       (69)     133         27        25       52        (93)       60      (33)
                   ----     -----     ----       ----      ----     ----       ----      ----     ----
Total              $129     $(105)   $  24       $165      $103     $268       $117      $174     $291
                   ====     =====    =====       ====      ====     ====       ====      ====     ====

Income taxes paid by the Company totaled $22 million, $244 million and $390 million in 2000, 1999 and 1998, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


7.  Income Taxes (continued)

The Company's effective income tax rate on pre-tax income is lower than the prevailing U.S. corporate federal income tax rate and is summarized as follows:

                                                        Year ended December 31,
                                                       -------------------------
                                                       2000      1999      1998
                                                       -------------------------

Corporate federal income tax rate                       35%       35%       35%
Tax-exempt investment income                           (20)      (12)      (10)
German restructuring resulting in step-up
   of tax basis                                        (12)        -         -
Increase in foreign tax credit capacity                 (4)        -         -
Intercompany dividend payment                            4         3         3
Other items, net                                         1         1        (1)
                                                         -        --        --
Effective tax rate                                       4%       27%       27%
                                                         =        ==        ==

The significant adjustments from the prevailing 35% U.S. corporate federal income tax rate, in arriving at the Company's effective tax rate, include: (1) tax benefits attributable to the Company holding a significant portion of its overall investment portfolio in securities that are substantially exempt from U.S. taxation (principally state and municipal bonds) and (2) tax benefits attributable to a step-up in the tax basis of certain assets following the 2000 conversion of a corporate subsidiary to a partnership for German tax purposes.

The significant components of the Company's net deferred tax assets and liabilities are summarized as follows:

                                                                December 31,
                                                             -------------------
(In millions)                                                  2000       1999
                                                             -------------------

Deferred tax assets:
   Claims and claim expenses                                   $206       $352
   Unearned premiums                                            169        123
   Foreign tax credit carryforwards                              20        130
   Foreign currency translation                                 199         81
   Contract deposit assets                                      113        118
   Other                                                        135        112
                                                               ----       ----
   Total gross deferred tax assets                              842        916
   Valuation allowance                                            -        (55)
                                                               ----       ----
   Total deferred tax assets                                    842        861
                                                               ----       ----

Deferred tax liabilities:
   Deferred insurance acquisition costs                         527        465
   Net unrealized gains on investment securities                 79         57
   Software                                                      45         35
   Contract deposit liabilities                                  41         92
   Other                                                        181        233
                                                               ----       ----
   Total deferred tax liabilities                               873        882
                                                               ----       ----
Net deferred tax liability                                     $(31)      $(21)
                                                               ====       ====

The Company did not have a payable to (recoverable from) GE Capital Services for income taxes due at December 31, 2000 or 1999.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


8.  Indebtedness to/from Related Parties

The Company and GE Capital Corporation are participants in a revolving credit agreement that involves an international cash pooling arrangement on behalf of certain European affiliates of the Company. In such roles, either participant may make short-term loans to the other as part of the cash pooling arrangement. Each such borrowing shall be repayable upon demand, but not to exceed 364 days. This unsecured line of credit has an interest rate per annum equal to GE Capital Services' cost of funds for the currency in which such borrowing is denominated and is available for an initial term of five years expiring October 21, 2002, and shall be automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. The total amount drawn on this credit facility by the Company was $32 million and $53 million as of December 31, 2000 and 1999, respectively.

The Company has in place a revolving credit agreement with GE Capital Services for an amount up to $600 million that expires January 1, 2002, with an interest rate per annum equal to GE Capital Services' cost of funds. This agreement is automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. The total amount drawn on this credit facility, including accrued interest payable, was $129 million and $42 million as of December 31, 2000 and 1999, respectively. Interest accrued on such borrowings at an annual weighted-average interest rate of 6.70% and 5.18% for the years ended December 31, 2000 and 1999, respectively. No interest was paid in 2000; total interest paid in 1999 was $9 million.

In October 1998, the Company entered into an interim loan agreement with GE Capital Corporation for $625 million to fund its acquisition of Medical Protective. This interim loan agreement had an interest rate per annum equal to GE Capital Corporation's cost of funds. The total balance outstanding under this interim loan agreement, including accrued interest payable, was $666 million as of December 31, 1999, which was repaid in 2000 using proceeds from long-term borrowings (See Note 9). Interest accrued on such borrowings at an annual weighted-average interest rate of 6.16% and 5.26% for the years ended December 31, 2000 and 1999, respectively. Total interest paid in 2000 was $62 million with no interest paid in 1999.

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

In June 2000, the Company issued $350 million of redeemable senior unsecured debt securities at 7.5% per annum, that are scheduled to mature on June 15, 2010 and $350 million of redeemable senior unsecured debt securities at 7.75% per annum, that are scheduled to mature June 15, 2030. The Company received $691 million in net proceeds from the issuance of these notes (after deduction of underwriting discounts and commissions) which was used to repay outstanding short-term borrowings under an interim loan agreement with GE Capital Corporation (See Note 8).

Total interest paid on borrowings was $93 million, $55 million and $42 million in 2000, 1999 and 1998, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


10.  Supplemental Financial Statement and Reinsurance Data

Insurance premiums written and earned in 2000, 1999 and 1998 and life insurance in-force as of December 31, 2000, 1999 and 1998 are summarized as follows:

                                   Insurance Premiums Written
                               -----------------------------------
                               Property/
(In millions)                  Casualty        Life        Total
                               -----------------------------------
2000:
   Direct                       $1,455        $    6       $1,461
   Assumed                       6,644         2,044        8,688
   Ceded                        (1,545)         (413)      (1,958)
                                ------        ------       ------
   Net                          $6,554        $1,637       $8,191
                                ======        ======       ======
1999:
   Direct                       $  999        $    5       $1,004
   Assumed                       6,373         1,525        7,898
   Ceded                        (1,489)         (266)      (1,755)
                                ------        ------       ------
   Net                          $5,883        $1,264       $7,147
                                ======        ======       ======

1998:
   Direct                       $  535        $    4       $  539
   Assumed                       5,300         1,314        6,614
   Ceded                          (947)         (222)      (1,169)
                                ------        ------       ------
   Net                          $4,888        $1,096       $5,984
                                ======        ======       ======



                                    Insurance Premiums Earned
                               -----------------------------------       Life
                               Property/                               Insurance
(In millions)                  Casualty        Life        Total       In-Force
                               -------------------------------------------------
2000:
   Direct                       $1,228        $    6      $1,234       $  3,284
   Assumed                       6,753         2,025       8,778        583,279
   Ceded                        (1,604)         (407)     (2,011)      (174,206)
                                ------        ------      ------       --------
   Net                          $6,377        $1,624      $8,001       $412,357
                                ======        ======      ======       ========

1999:
   Direct                       $  890        $    5      $  895       $  2,724
   Assumed                       6,285         1,534       7,819        500,568
   Ceded                        (1,553)         (265)     (1,818)      (165,094)
                                ------        ------      ------       --------
   Net                          $5,622        $1,274      $6,896       $338,198
                                ======        ======      ======       ========

1998:
   Direct                       $  509        $    4      $  513       $  2,291
   Assumed                       4,911         1,322       6,233        317,571
   Ceded                          (888)         (223)     (1,111)       (56,378)
                                ------        ------      ------       --------
   Net                          $4,532        $1,103      $5,635       $263,484
                                ======        ======      ======       ========



                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


10.  Supplemental Financial Statement and Reinsurance Data (continued)

Claims, claim expenses and policy benefits incurred in 2000, 1999 and 1998 are summarized as follows:

                                                Property/
(In millions)                                   Casualty     Life        Total
                                                --------------------------------
2000:
   Direct                                       $  682      $    -       $  682
   Assumed                                       7,113       1,754        8,867
   Ceded                                        (2,460)       (362)      (2,822)
                                                ------      ------       ------
   Net                                          $5,335      $1,392       $6,727
                                                ======      ======       ======

1999:
   Direct                                       $  279      $    -       $  279
   Assumed                                       6,075       1,289        7,364
   Ceded                                        (1,960)       (298)      (2,258)
                                                ------      ------       ------
   Net                                          $4,394      $  991       $5,385
                                                ======      ======       ======

1998:
   Direct                                       $  377      $    3       $  380
   Assumed                                       3,761       1,169        4,930
   Ceded                                          (978)       (229)      (1,207)
                                                ------      ------       ------
   Net                                          $3,160      $  943       $4,103
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

The Company's retrocession program includes aggregate excess of loss coverages in which accident year losses exceeding a specified loss ratio are ceded to retrocessionaires. These contracts also contain contingent premium provisions whereby the Company is required to cede additional premiums equal to a specified portion of the covered losses. In 2000 and 1999, the accident year losses incurred exceeded the specified loss ratio and, accordingly, accruals for reinsurance recoverables and ceded premium payables were reflected in the accompanying consolidated financial statements in accordance with the terms of the underlying retrocession contracts.

The Company's insurance company subsidiaries remain liable to their policyholders if the reinsurers they cede to are unable to meet their contractual obligations under the applicable reinsurance agreements. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. There was no significant concentration of reinsurance recoverables and prepaid reinsurance premiums due from any one reinsurer at December 31, 2000, with the exception of approximately $938 million of accrued reinsurance recoverables from National Indemnity Company (currently rated A++ (Superior) by A.M. Best Company) in connection with the Company's aggregate excess retrocession program.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)



10.  Supplemental Financial Statement and Reinsurance Data (continued)

For financial reinsurance assumed, premiums received are reported as contract deposit liabilities, not as revenues-the Company reports revenue for the risk fees charged for those services. Statutory policyholder's surplus of the life insurance company subsidiaries has been reduced approximately $220 million at December 31, 2000 in connection with financial reinsurance assumed, principally due to ceding commissions paid in connection with such transactions being expensed as incurred for statutory reporting purposes. Such amounts are secured by future profits on the reinsured business. The Company's life insurance subsidiaries are also subject to the risk that the ceding companies may become insolvent and the right of offset would not be permitted; however, management does not believe such risk is significant.

11.  Stockholder's Equity

ERC has issued 11,673 shares of $100,000 par value, nonredeemable, voting preferred stock to GE Capital Corporation. This preferred stock accrues preferential and cumulative dividends at an annual rate of 7.5% (prior to 1999, the dividend rate was a variable rate). ERC may, upon approval by its Board of Directors, redeem the preferred stock, in whole or in part, at 100% of the par value of the preferred stock plus all dividends accrued thereon to the date of redemption. Preferred stock dividends paid by ERC totaled $88 million, $88 million and $85 million in 2000, 1999 and 1998, respectively.

GE Global Insurance has issued 1,500 shares of $100,000 par value, nonvoting, cumulative preferred stock to GE Capital Corporation. Dividends on the preferred stock are paid at a rate of 5% per annum if, as and when declared by the Board of Directors of the Company, and totaled $7 million in 2000 and $8 million in 1999 and 1998.

12.  Statutory Accounting Practices

ERC and its domestic insurance company subsidiaries are domiciled in Missouri and Kansas, GE Re is domiciled in Illinois and Medical Protective is domiciled in Indiana. Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the respective state insurance departments. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. There are no significant permitted accounting practices that vary from prescribed accounting practices being utilized by the Company's domestic insurance company subsidiaries, except as noted on page 49.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


12.  Statutory Accounting Practices (continued)

Stockholder's equity and net income, as reported to the domiciliary state insurance departments in accordance with its prescribed or permitted statutory accounting practices, for the Company's domestic insurance company subsidiaries are summarized as follows:

                                                                 December 31,
                                                               -----------------
(In millions)                                                   2000       1999
                                                               -----------------

Stockholder's equity:
   ERC                                                         $4,050     $4,270
   Property and casualty subsidiaries of ERC                      225        231
   Life and annuity subsidiaries of ERC                         2,517      2,554
   GE Re                                                          775        755
   Medical Protective                                             373        358

                                                        Year ended December 31,
                                                       -------------------------
(In millions)                                          2000       1999      1998
                                                       -------------------------

Net income (loss):
   ERC                                                 $263       $349      $671
   Property and casualty subsidiaries of ERC              9         22       112
   Life and annuity subsidiaries of ERC                 665         (9)      168
   GE Re                                                 80         40      (146)
   Property and casualty subsidiary of GE Re              -          -        40
   Medical Protective                                    81         66         -

The comparability of the 1999 and 1998 amounts in the above table is impacted by the following two 1999 transactions: (1) the merger of GE Re and its property and casualty subsidiary and (2) the assignment by ERC of its investment in Medical Protective to GE Global Insurance.

The payment of stockholder dividends by domestic insurance companies without the prior approval of regulators is limited to formula amounts based on net investment income and/or net income, capital and surplus determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding 12 months. The maximum amount available for the payment of dividends by ERC without prior regulatory approval is $206 million at December 31, 2000. Such amount will increase to $360 million by December 31, 2001. Of this amount, $88 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. GE Re will not be able to make any dividend payments during 2001 without the prior approval of the Director of Insurance for the State of Illinois. The maximum amount available for the payment of dividends during 2001 by Medical Protective without prior regulatory approval is $80 million after December 18, 2001.

ERC has received written approval from the Missouri Department of Insurance to discount its claims and claim expense liabilities related to long-term disability business. Prescribed statutory accounting practice does permit claims and claim expense liabilities associated with long-term disability to be accounted for on a discounted basis although the Missouri Department of Insurance requires that insurance companies obtain written permission to discount certain claims and claim expense liabilities. The total discount recognized for statutory purposes was $244 million and $302 million at December 31, 2000 and 1999, respectively.

ERC has also received written approval from the Missouri Department of Insurance to take credit for certain unauthorized reinsurance by obtaining a parental guarantee from GE Global Insurance (See Note 14).

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


12.  Statutory Accounting Practices (continued)

The NAIC has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Each of GE Global Insurance's domestic insurance company subsidiaries exceeded the minimum risk-based capital requirements at December 31, 2000.

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

Borrowings - Based on quoted market prices or market comparables.

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


14.  Fair Value of Financial Instruments (continued)

Information about certain financial instruments that were not carried at fair value at December 31, 2000 and 1999, is summarized as follows:

                                                      December 31, 2000                            December 31, 1999
                                          ------------------------------------------   ------------------------------------------
                                                          Assets (liabilities)                         Assets (liabilities)
                                                     -------------------------------              -------------------------------
                                                                Estimated Fair Value                         Estimated Fair Value
                                          Notional   Carrying   --------------------   Notional   Carrying   --------------------
(In millions)                              Amount     Amount      High       Low        Amount     Amount      High       Low
                                          ------------------------------------------   ------------------------------------------

Assets:
  Options, including "floors"              $ 209      $   6      $  12      $  12       $  52      $   7      $  13      $  13
  Other cash financial instruments           (a)         93         95         95         (a)         70         70         70

Liabilities:
  Borrowings and related instruments:
   Borrowings (b)                            (a)     (1,654)    (1,711)    (1,711)        (a)       (956)      (898)      (898)
   Currency forwards                         591          2          2          2         270          -          -          -
  Investment contract benefits               (a)     (1,060)    (1,039)    (1,039)        (a)     (1,145)    (1,125)    (1,125)
  Financial guaranty reinsurance           3,877        (19)       (21)       (28)      4,132        (34)       (32)       (43)
  Performance guarantees,
    principally letters of credit            644          -          -          -         549          -          3          1
Other firm commitments:
  Cross currency swaps                       647        292        275        275       1,004        238        200        200

(a)  Not applicable.
(b)  See Note 9.

The Company uses S&P 500 indexed call options to hedge the equity index component of reinsured single-premium equity-indexed annuities. The Company, having paid a premium for these options, has the right to purchase a notional investment in the S&P 500 index at a fixed price on a specific date. Additionally, the Company has entered into an equity floor contract to hedge the equity-related risk resulting from certain Canadian equity-indexed investment contracts.

Cross currency swaps and foreign currency forward purchase contracts are employed to manage exposures to changes in currency exchange rates. These financial instruments generally are used as hedges of identified assets, liabilities or net functional currency positions.

One of the Company's subsidiaries is the beneficiary of a $180 million letter of credit issued by an outside bank to secure the collectibility of certain accrued reinsurance-related receivables. This letter of credit was excluded from the above table as the arrangement includes a full guarantee by the Company in the event the letter of credit is drawn.

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

International property/casualty operations are conducted through subsidiaries and branch offices located in Australia, Brazil, Denmark, England, France, Germany, Hong Kong, Ireland, Italy, Japan, Lebanon, Luxembourg, Malaysia, Mexico, New Zealand, Poland, Singapore and Spain and include reinsurance of property/casualty business in those countries and elsewhere.


Life Reinsurance Segment (Life)

The domestic and international life operations of the Company include reinsurance of life and health insurance and annuity products and participation in financially oriented reinsurance treaties. The international life operations are conducted through subsidiaries and branch offices as detailed above and include reinsurance of life business in those countries and elsewhere.

The Company's industry segment activity is summarized as follows:

                                                  2000 - Industry Segments
                                            ------------------------------------
                                            Property/
(In millions)                               Casualty       Life     Consolidated
                                            ------------------------------------

Net premiums written                         $ 6,554     $ 1,637      $ 8,191
                                             =======     =======      =======

Net premiums earned                          $ 6,377     $ 1,624      $ 8,001
Net investment income                            953         362        1,315
Net realized gains on investments                425          97          522
Other revenues                                   169         124          293
                                             -------     -------      -------
Total revenues                                 7,924       2,207       10,131
                                             -------     -------      -------

Claims, claim expenses and policy benefits     5,335       1,392        6,727
Insurance acquisition costs                    1,553         360        1,913
Other operating costs and expenses               669         217          886
                                             -------     -------      -------
Total costs and expenses                       7,557       1,969        9,526
                                             -------     -------      -------

Earnings before income taxes                 $   367     $   238      $   605
                                             =======     =======      =======

Total assets at December 31                  $28,200     $10,364      $38,564
                                             =======     =======      =======

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

                                                        Geographic Area
                                          -------------------------------------------
(In millions)                             Domestic     International     Consolidated
                                          -------------------------------------------
2000:
   Revenues                               $ 5,617         $ 4,514          $10,131
   Earnings before income taxes               357             248              605
   Identifiable assets at December 31      23,285          15,279           38,564

1999:
   Revenues                               $ 5,301         $ 3,730          $ 9,031
   Earnings before income taxes               667             321              988
   Identifiable assets at December 31      22,043          15,518           37,561

1998:
   Revenues                               $ 3,808         $ 3,395          $ 7,203
   Earnings before income taxes               674             396            1,070
   Identifiable assets at December 31      21,475          13,572           35,047




16.  Unaudited Quarterly Financial Data

The Company's quarterly financial results and other data in 2000 and 1999 are summarized as follows:

                                            Year ended December 31, 2000
                                     -------------------------------------------
                                      First      Second       Third      Fourth
(In millions)                        Quarter     Quarter     Quarter     Quarter
                                     -------------------------------------------

Net premiums earned                  $1,738      $1,925      $1,908      $2,430
Net investment income                   290         326         348         351
Total costs and expenses              2,050       2,380       2,354       2,742
Net earnings                            104         195         134         148

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

                          Financial Statement Schedules

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                                (Parent Company)

                              Statement of Earnings


                                                        Year ended December 31,
                                                       -------------------------
(In millions)                                          2000      1999      1998
                                                       -------------------------

Revenues
Net investment income                                  $ 11      $  1      $  2
Equity in undistributed earnings                        582       393       168
Dividends from subsidiaries                              88       387       654
Other income                                              7         -         -
                                                       ----      ----      ----
Total revenues                                          688       781       824
                                                       ----      ----      ----

Costs and Expenses
Interest expense                                        121        68        49
Other operating costs and expenses                       34        26        20
                                                       ----      ----      ----
Total costs and expenses                                155        94        69
                                                       ----      ----      ----

Earnings before income taxes                            533       687       755

Income tax benefit                                       48        33        24
                                                       ----      ----      ----

Net earnings                                           $581      $720      $779
                                                       ====      ====      ====


See Notes to Condensed Financial Information of Registrant.

                                                                            Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                         Statement of Financial Position


                                                                       December 31,
                                                                    ------------------
(In millions)                                                        2000        1999
                                                                    ------------------

Assets
Cash                                                                $    1      $    4
Investment in subsidiaries                                           7,577       7,074
Short-term investments, at amortized cost                               89          85
Indebtedness of related parties                                        144         113
Other assets                                                            22          11
                                                                    ------      ------

Total assets                                                        $7,833      $7,287
                                                                    ======      ======

Liabilities and equity
Other liabilities                                                   $   25      $   31
Long-term borrowings                                                 1,654         956
Indebtedness to related parties                                        129         725
                                                                    ------      ------
   Total liabilities                                                 1,808       1,712
                                                                    ------      ------
Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                               150         150
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                                 5           5
Paid-in capital                                                        845         845
Retained earnings                                                    5,204       4,630
Accumulated unrealized gains on investment securities - net (a)        143          51
Accumulated foreign currency translation adjustments (a)              (322)       (106)
                                                                    ------      ------
   Total stockholder's equity                                        6,025       5,575
                                                                    ------      ------

Total liabilities and equity                                        $7,833      $7,287
                                                                    ======      ======

(a) The sum of accumulated unrealized gains on investment securities and accumulated foreign currency translation adjustments constitutes
     "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $(179) million and $(55) million at year-end 2000 and 1999, respectively.


See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                             Statement of Cash Flows


                                                      Year ended December 31,
                                                    ----------------------------
(In millions)                                        2000       1999       1998
                                                    ----------------------------

Cash Flows From Operating Activities
Net earnings                                         $581       $720       $779
Adjustments to reconcile net earnings to cash
   from operating activities:
      Equity in undistributed earnings               (625)      (393)      (432)
      Other, net                                       54         (7)       (22)
                                                     ----       ----       ----
   Cash from operating activities                      10        320        325
                                                     ----       ----       ----

Cash Flows From Investing Activities
Net  purchases  of short-term investments              (7)       (34)       (10)
Investment in subsidiaries                           (108)      (694)      (463)
                                                     ----       ----       ----
   Cash used for investing activities                (115)      (728)      (473)
                                                     ----       ----       ----

Cash Flows From Financing Activities
Proceeds from short-term borrowings                   126        694        426
Payments on short-term borrowings                    (708)      (426)         -
Proceeds from long-term borrowings                    691        395          -
Dividends paid                                         (7)      (251)      (278)
                                                     ----       ----       ----
   Cash from financing activities                     102        412        148
                                                     ----       ----       ----

Increase (decrease) in cash                            (3)         4          -
Cash at beginning of year                               4          -          -
                                                     ----       ----       ----

Cash at end of year                                  $  1       $  4       $  -
                                                     ====       ====       ====


See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Condensed Financial Information of Registrant
                                (Parent Company)


1.  Basis of Presentation

GE  Global  Insurance   Holding   Corporation  ("GE  Global   Insurance")  is  a
wholly-owned subsidiary of General Electric Capital Services, Inc., which is a wholly-owned subsidiary of General Electric Company ("GE Company").

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

GE Global Insurance is included in the consolidated federal income tax return of GE Company. The provision for estimated taxes payable includes the effect of GE Global Insurance on the consolidated return.

In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.


2.  Dividends from Subsidiaries

Cash dividends paid to GE Global Insurance by its consolidated subsidiaries were
$109  million,   $323  million  and  $390  million  in  2000,   1999  and  1998,
respectively.

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
(In millions)               Costs              Reserves           Premiums          Values         Earned
                         ---------------------------------------------------------------------------------

December 31, 2000:
   Property/Casualty       $  547              $16,932              $2,368          $    -         $6,377
   Life                       947                3,382                 216           2,161          1,624
                           ------              -------              ------          ------         ------
   Total                   $1,494              $20,314              $2,584          $2,161         $8,001
                           ======              =======              ======          ======         ======

December 31, 1999:
   Property/Casualty       $  410              $17,435              $2,326          $    -         $5,622
   Life                     1,008                2,929                 208           2,164          1,274
                           ------              -------              ------          ------         ------
   Total                   $1,418              $20,364              $2,534          $2,164         $6,896
                           ======              =======              ======          ======         ======

December 31, 1998:
   Property/Casualty       $  459              $15,342              $1,934          $    -         $4,532
   Life                       744                2,174                 231           2,271          1,103
                           ------              -------              ------          ------         ------
   Total                   $1,203              $17,516              $2,165          $2,271         $5,635
                           ======              =======              ======          ======         ======



                          Column G            Column H             Column I        Column J       Column K
                         ---------------------------------------------------------------------------------

                                                                 Amortization        Other
                                            Claims, Claim        of Deferred       Operating
                             Net          Expenses and Policy      Insurance         Costs          Net
(In millions)            Investment            Benefits          Acquisition          and         Premiums
                           Income              Incurred             Costs          Expenses       Written
                         ---------------------------------------------------------------------------------
December 31, 2000:
   Property/Casualty       $  953               $5,335              $1,553          $  669         $6,554
   Life                       362                1,392                 360             217
                           ------               ------              ------          ------
   Total                   $1,315               $6,727              $1,913          $  886
                           ======               ======              ======          ======

December 31, 1999:
   Property/Casualty       $  853               $4,394              $1,467          $  637         $5,883
   Life                       298                  991                 372             182
                           ------               ------              ------          ------
   Total                   $1,151               $5,385              $1,839          $  819
                           ======               ======              ======          ======

December 31, 1998:
   Property/Casualty       $  705               $3,160              $1,095          $  510         $4,888
   Life                       280                  943                 262             163
                           ------               ------              ------          ------
   Total                   $  985               $4,103              $1,357          $  673
                           ======               ======              ======          ======



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      GE GLOBAL INSURANCE HOLDING CORPORATION

March 23, 2001                                         By:                  /s/ Marc A. Meiches
                                                          ------------------------------------------------------------
                                                                              Marc A. Meiches
                                                               Senior Vice President and Chief Financial Officer


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


              Signatures                                           Title                                     Date
              ----------                                           -----                                     ----

        /s/ RONALD R. PRESSMAN          President, Chief Executive Officer and Director                 March 23, 2001
---------------------------------------
          Ronald R. Pressman            (Principal Executive Officer)


        /s/ MARC A. MEICHES             Senior Vice President, Chief Financial Officer and Director     March 23, 2001
---------------------------------------
          Marc A. Meiches               (Principal Financial Officer)


        /s/ DENNIS D. DAMMERMAN         Chairman                                                        March 23, 2001
---------------------------------------
          Dennis D. Dammerman


          /s/ JAMES A. PARKE            Director                                                        March 23, 2001
---------------------------------------
            James A. Parke


       /s/ NICHOLAS J. SPAETH           Senior Vice President and General Counsel                       March 23, 2001
---------------------------------------
          Nicholas J. Spaeth


         /s/ JOHN M. CONNELLY           Senior Vice President and Director                              March 23, 2001
---------------------------------------
           John M. Connelly


         /s/ WILLIAM J. STEILEN         Vice President and Controller                                   March 23, 2001
---------------------------------------
           William J. Steilen           (Principal Accounting Officer)