Form 10-Q
period 2001-03-31
GE GLOBAL INSURANCE HOLDING CORP
filed 2001-04-19
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001
                                                 --------------


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ________to________



                         Commission file number 0-27394


                     GE Global Insurance Holding Corporation
              ----------------------------------------------------
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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At April 19, 2001, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.







                                                             TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
    PART I - FINANCIAL INFORMATION.

    Item 1.                 Financial Statements..........................................................................       1

    Item 2.                 Management's Discussion and Analysis of Results of Operations.................................       7

    Exhibit 12.             Computation of Ratio of Earnings to Fixed Charges.............................................      10


    PART II - OTHER INFORMATION.

    Item 6.                 Exhibits and Reports on Form 8-K..............................................................      11

    Signatures.             ..............................................................................................      12

    Index to Exhibits.      ..............................................................................................      13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)

                                                                                        Three months ended
                                                                                ----------------------------------
(In millions)                                                                   March 31, 2001       April 1, 2000
                                                                                --------------       -------------
Revenues
Net premiums written                                                               $2,102                $1,855
                                                                                   ======                ======

Net premiums earned                                                                $2,011                $1,738
Net investment income                                                                 316                   290
Net realized gains on investments                                                      64                    35
Other revenues                                                                         46                   107
                                                                                   ------                ------
Total revenues                                                                      2,437                 2,170
                                                                                   ------                ------

Costs and Expenses
Claims, claim expenses and policy benefits                                          1,618                 1,361
Insurance acquisition costs                                                           488                   471
Other operating costs and expenses                                                    204                   196
Minority interest in net earnings of
   consolidated subsidiaries                                                           22                    22
                                                                                   ------                ------
Total costs and expenses                                                            2,332                 2,050
                                                                                   ------                ------

Earnings
Earnings before income taxes and cumulative effect of
     change in accounting principle                                                   105                   120
Provision for income taxes                                                             23                    16
                                                                                   ------                ------

Earnings before cumulative effect of change in
     accounting principle                                                              82                   104

Cumulative effect of change in accounting principle                                   (11)                    -
                                                                                   ------                ------

Net earnings                                                                           71                   104
Dividends on preferred stock                                                           (2)                   (2)
Retained earnings at beginning of period                                            5,204                 4,630
                                                                                   ------                ------

Retained earnings at end of period                                                 $5,273                $4,732
                                                                                   ======                ======

See Notes to Condensed, Consolidated Financial Statements.


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                   March 31, 2001         December 31, 2000
                                                                                --------------         -----------------
                                                                                 (Unaudited)
Assets
Investments:
  Fixed maturity securities, at fair value                                         $19,146                   $18,761
  Equity securities, at fair value                                                     425                       718
  Other invested assets                                                              1,518                     1,712
                                                                                   -------                   -------
  Total investments                                                                 21,089                    21,191

Cash                                                                                   342                       196
Premiums receivable                                                                  4,118                     3,844
Other receivables                                                                    1,900                     1,823
Reinsurance recoverables                                                             6,754                     6,436
Deferred insurance acquisition costs                                                 1,592                     1,494
Other assets                                                                         3,775                     3,580
                                                                                   -------                   -------

Total assets                                                                       $39,570                   $38,564
                                                                                   =======                   =======


Liabilities and equity
Claims and claim expenses                                                          $18,057                   $17,678
Accumulated contract values                                                          2,175                     2,161
Future policy benefits for life and health contracts                                 2,753                     2,636
Unearned premiums                                                                    2,715                     2,584
Other reinsurance balances                                                           2,197                     2,062
Other liabilities                                                                    2,502                     2,587
Long-term borrowings                                                                 1,654                     1,654
                                                                                   -------                   -------
  Total liabilities                                                                 32,053                    31,362
                                                                                   -------                   -------

Minority interest in equity of consolidated subsidiaries                             1,178                     1,177
                                                                                   -------                   -------

Accumulated non-owner changes in equity:
  Accumulated unrealized gains on investment securities - net                          315                       143
  Accumulated foreign currency translation adjustments                                (249)                     (322)
                                                                                   -------                   -------
      Total accumulated non-owner changes in equity                                     66                      (179)

Preferred stock                                                                        150                       150
Common stock                                                                             5                         5
Paid-in capital                                                                        845                       845
Retained earnings                                                                    5,273                     5,204
                                                                                   -------                   -------
  Total stockholder's equity                                                         6,339                     6,025
                                                                                   -------                   -------

Total liabilities and equity                                                       $39,570                   $38,564
                                                                                   =======                   =======


See Notes to Condensed, Consolidated Financial Statements.



                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                                               Three months ended
                                                                     -------------------------------------
(In millions)                                                        March 31, 2001          April 1, 2000
                                                                     --------------          -------------

Cash used for operating activities                                      $  (431)                $  (233)
                                                                        -------                 -------

Cash Flows From Investing Activities
Fixed maturity securities:
  Purchases                                                              (3,372)                 (2,197)
  Sales                                                                   3,301                   1,124
  Maturities                                                                244                     271
Equity securities:
  Purchases                                                                 (57)                   (683)
  Sales                                                                      31                   2,003
Net (purchases) sales of short-term investments                             197                    (189)
Other investing activities                                                    8                     (28)
                                                                        -------                 -------
  Cash from investing activities                                            352                     301
                                                                        -------                 -------

Cash Flows From Financing Activities
Change in contract deposits                                                 (13)                     (1)
Net contract accumulation payments                                           13                     (37)
Proceeds from short-term borrowings                                          42                     159
Principal payments on short-term borrowings                                  (4)                    (48)
Dividends paid                                                               (2)                     (2)
                                                                        -------                 -------
  Cash from financing activities                                             36                      71
                                                                        -------                 -------

Effect of exchange rate changes on cash                                     189                     (53)
                                                                        -------                 -------

Increase in cash                                                            146                      86
Cash at beginning of period                                                 196                     359
                                                                        -------                 -------
Cash at end of period                                                   $   342                 $   445
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

3. The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and, unless the derivatives hedge probable future cash flows, changes in such fair values are recognized immediately in operations. For derivatives qualifying as hedges of net investments, changes in fair values that are effective as hedges are recorded in the separate component of equity related to foreign currency translation adjustments. The ineffective portion of net investment hedges, calculated using the spot-to-spot method (where the fair value of the instrument is compared to the value of the instrument using the current spot exchange rate), are reported in operations.

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, equity prices and currency exchange rates. As discussed more fully in the notes of the 2000 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)

3.   (continued)

     At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of the transition to SFAS No. 133, as follows:


          (In millions)                                    Operations and
                                                               Equity
                                                           --------------

          Adjustment to fair value of derivatives               $17
          Income tax effect                                      (6)
                                                                ---
          Total                                                 $11
                                                                ===

     Additional disclosures required by SFAS No. 133 are provided as follows:

          Fair Value and Cash Flow Hedging Activities
          --------------------------------------------

          During  the  period,  the  Company  held  no  derivative   instruments
          designated as fair value or cash flow hedges.

          Hedges of Net Investments in Foreign Subsidiaries
          -------------------------------------------------

          Of the $(249) million reported in the separate component of equity related to foreign currency translation adjustments, $26 million, net of income taxes, was attributable to 2001 gains on derivative instruments designated and effective as net investment hedges. In addition, gains amounting to $26 million, before income taxes, were excluded from the measure of effectiveness on these net investment hedges and recorded as a reduction in interest-related expenses included in "other operating costs and expenses."

          Derivatives Not Designated as Hedges
          ------------------------------------

          Derivatives not designated as hedges primarily consist of options and instruments containing option features that behave based on limits ("caps," "floors," or "forward foreign currency contracts"). These instruments are used to hedge risks associated with foreign exchange and equity movements in certain insurance contracts. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)



4.   Changes  in   stockholder's  equity  that  did  not  result  directly  from transactions with the share owner were as follows:


                                                                          Three months ended
                                                                  -------------------------------------
     (In millions)                                                March 31, 2001          April 1, 2000
                                                                  --------------          -------------
     Net earnings                                                      $  71                    $104
     Net unrealized gains on investment securities                       172                      76
     Foreign currency translation adjustments                             73                     (11)
                                                                        ----                    ----
     Total                                                              $316                    $169
                                                                        ====                    ====




5.   The Company's operating segment activity is summarized as follows:


                                                                          Three months ended
                                                                  -------------------------------------
     (In millions)                                                March 31, 2001          April 1, 2000
                                                                  --------------          -------------
     Revenues
     Property/Casualty                                                $1,791                 $1,666
     Life                                                                646                    504
                                                                      ------                 ------
     Total revenues                                                   $2,437                 $2,170
                                                                      ======                 ======

     Earnings before income taxes and cumulative effect of
        change in accounting principle
     Property/Casualty                                                $    9                 $   69
     Life                                                                 96                     51
                                                                      ------                 ------
     Total earnings before income taxes and cumulative effect
        of change in accounting principle                             $  105                 $  120
                                                                      ======                 ======

Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings before cumulative effect of change in accounting principle (discussed in note 3 of this 10Q report) for the first three months of 2001 was $82 million, a $22 million decrease from the first three months of 2000, reflecting insufficient pricing within the overall property and casualty insurance/reinsurance industry in recent years. The $26 million increase in net investment income and $29 million increase in net realized gains on investments were offset by the $61 million decrease in other revenues, which resulted principally from lower levels of income associated with equity-method investments in 2001 as compared to 2000.

The Company's two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices. Although the movement in certain foreign currency exchange rates during 2001 and 2000 had a slight impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. The Company's operating segment activity is summarized as follows:



                                                                          Three months ended
                                                                  ---------------------------------
(In millions)                                                     March 31, 2001      April 1, 2000
                                                                  --------------      -------------
Revenues
Property/Casualty                                                     $1,791              $1,666
Life                                                                     646                 504
                                                                      ------              ------
Total revenues                                                        $2,437              $2,170
                                                                      ======              ======

Earnings before income taxes and cumulative effect of
   change in accounting principle
Property/Casualty                                                     $    9              $   69
Life                                                                      96                  51
                                                                      ------              ------
Total earnings before income taxes and cumulative effect
   of change in accounting principle                                  $  105              $  120
                                                                      ======              ======


Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first three months of 2001, the property and casualty combined ratio was 113.6%, compared to 112.4% for the same period in 2000. The higher than desired combined ratios in both 2001 and 2000 primarily reflect the effects of insufficient pricing within the overall property and casualty insurance/reinsurance industry in recent years and, to a lesser extent, adverse development on prior year recorded losses. Earnings before income taxes from property and casualty operations decreased $60 million or 87% in the first three months of 2001, primarily attributable to the decrease in other revenues, primarily as a result of lower levels of income associated with equity-method investments.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first three months of 2001, the life operations generated revenues and earnings before income taxes of $646 million and $96 million, respectively, compared to $504 million and $51 million, respectively, for the same period in 2000. The increase in revenues primarily reflects growth in underwriting origination volume and an increase in other revenues.

Operating Results

Net premiums written and net premiums earned increased $247 million (or 13%) and $273 million (or 16%), respectively, in 2001. This growth is primarily attributable to the combination of hardening pricing within the overall property and casualty insurance/reinsurance industry, a focus on growth within certain niche markets and lower levels of ceded premiums under aggregate excess retrocession programs. This increase was partially offset by the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken during 2000.

Net  investment   income  increased  $26  million  or  9%  in  2001,   primarily
attributable to the restructuring of the domestic investment portfolio in 2000 to substantially reduce the level of equity security holdings.

Net realized gains on investments increased $29 million or 83% in 2001, primarily attributable to capitalizing on favorable market conditions.

Other revenues decreased $61 million or 57% in 2001, primarily attributable to lower levels of income associated with equity-method investments.

Claims, claim expenses and policy benefits increased $257 million or 19% in 2001, primarily attributable to the growth in premiums discussed above and the slightly higher combined ratio for the property and casualty operations.

Insurance acquisition costs increased $17 million or 4% in 2001, primarily attributable to the growth in premiums discussed above.

Other operating costs and expenses increased $8 million or 4% in 2001, including: (1) a $31 million charge recorded during the quarter related to planned employee terminations and (2) a $26 million credit resulting from the change in the fair value of a cross-currency swap used as a hedge of a portion of the Company's foreign net investments that was excluded from the measure of hedge effectiveness. Absent these two items, other operating costs and expenses would have increased only $3 million or 2% in 2001. This increase is significantly less than the corresponding increase in total revenues due primarily to the Company's ongoing initiative to reduce its operating expense base.

Provision for income taxes was $23 million for the first three months of 2001 (an effective tax rate of 21.9%), compared to $16 million for the first three months of 2000 (an effective tax rate of 13.3%). The higher effective tax rate in 2001 primarily reflects a lower proportion of tax-exempt investment income.

Change in Accounting Principle

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. See further discussion of this change in Note 3 to the condensed, consolidated financial statements. Upon adoption of SFAS No. 133, the Company reclassified investment securities of approximately $30 million from available-for-sale to trading, resulting in a reclassification of unrealized losses of less than $1 million from accumulated gains on investment securities to earnings.


Forward Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors.

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


                                         GE GLOBAL INSURANCE HOLDING CORPORATION
                                         ---------------------------------------
                                                        (Registrant)



Date:  April 19, 2001         By:              /s/ MARC A. MEICHES
                               -------------------------------------------------
                                                Marc A. Meiches
                               Senior Vice President and Chief Financial Officer
                                           (Principal Financial Officer)



Date:  April 19, 2001         By:           /s/ WILLIAM J. STEILEN
                               -------------------------------------------------
                                               William J. Steilen
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


                                Index to Exhibits



Exhibit No.                                                                Page
-----------                                                                ----

    12         Computation of ratio of earnings to fixed charges........... 10