Form 10-Q
period 2001-06-30
GE GLOBAL INSURANCE HOLDING CORP
filed 2001-07-23
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001
                                  -------------


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No[ ]

At July 23, 2001, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.








                                                             TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
    PART I - FINANCIAL INFORMATION.

    Item 1.                 Financial Statements..........................................................................       1

    Item 2.                 Management's Discussion and Analysis of Results of Operations.................................       6

    Exhibit 12.             Computation of Ratio of Earnings to Fixed Charges.............................................       8


    PART II - OTHER INFORMATION.

    Item 6.                 Exhibits and Reports on Form 8-K..............................................................       9

    Signatures.             ..............................................................................................      10

    Index to Exhibits.      ..............................................................................................      11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)

                                                                           Three months ended                Six months ended
                                                                    ------------------------------    ------------------------------
(In millions)                                                       June 30, 2001     July 1, 2000    June 30, 2001     July 1, 2000
                                                                    -------------     ------------    -------------     ------------
Revenues
Net premiums written                                                   $1,945            $1,934           $4,047           $3,789
                                                                       ======            ======           ======           ======

Net premiums earned                                                    $2,000            $1,925           $4,011           $3,663
Net investment income                                                     290               326              606              616
Net realized gains on investments                                          77               311              141              346
Other revenues                                                            154                75              200              182
                                                                       ------            ------           ------           ------
Total revenues                                                          2,521             2,637            4,958            4,807
                                                                       ------            ------           ------           ------

Costs and Expenses
Claims, claim expenses and policy benefits                              1,649             1,700            3,267            3,061
Insurance acquisition costs                                               480               469              968              940
Other operating costs and expenses                                        187               189              391              385
Minority interest in net earnings of
   consolidated subsidiaries                                               23                22               45               44
                                                                       ------            ------           ------           ------
Total costs and expenses                                                2,339             2,380            4,671            4,430
                                                                       ------            ------           ------           ------

Earnings
Earnings before income taxes and cumulative effect
   of change in accounting principle                                      182               257              287              377
Provision for income taxes                                                 56                62               79               78
                                                                       ------            ------           ------           ------

Earnings before cumulative effect of change
   in accounting principle                                                126               195              208              299

Cumulative effect of change in accounting principle                         -                 -              (11)               -
                                                                       ------            ------           ------           ------

Net earnings                                                              126               195              197              299
Dividends on preferred stock                                               (2)               (2)              (4)              (4)
Retained earnings at beginning of period                                5,273             4,732            5,204            4,630
                                                                       ------            ------           ------           ------
Retained earnings at end of period                                     $5,397            $4,925           $5,397           $4,925
                                                                       ======            ======           ======           ======


See Notes to Condensed, Consolidated Financial Statements.



                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                   June 30, 2001         December 31, 2000
                                                                                -------------         -----------------
                                                                                 (Unaudited)
Assets
Investments:
  Fixed maturity securities, at fair value                                         $19,211                   $18,761
  Equity securities, at fair value                                                     531                       718
  Other invested assets                                                              1,588                     1,712
                                                                                   -------                   -------
  Total investments                                                                 21,330                    21,191

Cash                                                                                   315                       196
Premiums receivable                                                                  3,718                     3,844
Other receivables                                                                    1,519                     1,823
Reinsurance recoverables                                                             6,572                     6,436
Deferred insurance acquisition costs                                                 1,573                     1,494
Other assets                                                                         3,788                     3,580
                                                                                   -------                   -------

Total assets                                                                       $38,815                   $38,564
                                                                                   =======                   =======


Liabilities and equity
Claims and claim expenses                                                          $17,746                   $17,678
Accumulated contract values                                                          2,151                     2,161
Future policy benefits for life and health contracts                                 2,804                     2,636
Unearned premiums                                                                    2,679                     2,584
Other reinsurance balances                                                           1,807                     2,062
Other liabilities                                                                    2,542                     2,587
Long-term borrowings                                                                 1,654                     1,654
                                                                                   -------                   -------
  Total liabilities                                                                 31,383                    31,362
                                                                                   -------                   -------

Minority interest in equity of consolidated subsidiaries                             1,183                     1,177
                                                                                   -------                   -------

Accumulated non-owner changes in equity:
  Unrealized gains on investment securities - net                                      142                       143
  Foreign currency translation adjustments                                            (282)                     (322)
  Derivatives qualifying as hedges                                                      (8)                        -
                                                                                   -------                   -------
      Total accumulated non-owner changes in equity                                   (148)                     (179)

Preferred stock                                                                        150                       150
Common stock                                                                             5                         5
Paid-in capital                                                                        845                       845
Retained earnings                                                                    5,397                     5,204
                                                                                   -------                   -------
  Total stockholder's equity                                                         6,249                     6,025
                                                                                   -------                   -------


Total liabilities and equity                                                       $38,815                   $38,564
                                                                                   =======                   =======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                                               Six months ended
                                                                     ------------------------------------
(In millions)                                                        June 30, 2001           July 1, 2000
                                                                     -------------           ------------

Cash from (used for) operating activities                               $  213                  $ (568)
                                                                        ------                  ------

Cash flows from investing activities
Fixed maturity securities:
  Purchases                                                             (7,476)                 (4,179)
  Sales                                                                  6,703                   2,340
  Maturities                                                               502                     383
Equity securities:
  Purchases                                                               (196)                   (854)
  Sales                                                                     84                   3,150
Net sales of short-term investments                                        120                      19
Other investing activities                                                  16                       3
                                                                        ------                  ------
  Cash from (used for) investing activities                               (247)                    862
                                                                        ------                  ------

Cash flows from financing activities
Change in contract deposits                                                  2                     (33)
Net contract accumulation receipts (payments)                              (10)                     60
Proceeds from short-term borrowings                                         64                      82
Principal payments on short-term borrowings                                 (9)                   (695)
Proceeds from long-term borrowings                                           -                     691
Dividends paid                                                              (4)                     (4)
                                                                        ------                  ------
  Cash from financing activities                                            43                     101
                                                                        ------                  ------

Effect of exchange rate changes on cash                                    110                    (100)
                                                                        ------                  ------

Increase in cash                                                           119                     295
Cash at beginning of period                                                196                     359
                                                                        ------                  ------
Cash at end of period                                                   $  315                  $  654
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

3. The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in operations, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

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

     At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of the transition to SFAS No. 133, as follows:

     (In millions)                                                      Earnings
                                                                        --------

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
                                                                          ===

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)

3.   (continued)

     A reconciliation of current period changes, net of applicable income taxes, in the separate component of stockholder's equity labeled "derivatives qualifying as hedges" follows:

     (In millions)

     Transition adjustment as of January 1, 2001                          $ -
     Current period declines in fair value - net                           (9)
     Reclassifications to earnings - net                                    1
                                                                          ---
     Balance at June 30, 2001                                             $(8)
                                                                          ===


4.   Changes  in   stockholder's  equity  that  did  not  result  directly  from transactions with the share owner were as follows:


                                                                            Six months ended
                                                                   ---------------------------------
     (In millions)                                                 June 30, 2001        July 1, 2000
                                                                   -------------        ------------

     Net earnings                                                       $197                $299
     Net unrealized losses on investment securities                       (1)               (213)
     Foreign currency translation adjustments                             40                 (96)
     Derivatives qualifying as hedges                                     (8)                  -
                                                                        ----                ----
        Total                                                           $228                $(10)
                                                                        ====                ====


5.   The Company's operating segment activity is summarized as follows:

                                                                           Six months ended
                                                                   ---------------------------------
     (In millions)                                                 June 30, 2001        July 1, 2000
                                                                   -------------        ------------
     Revenues
     Property/Casualty                                                $3,828                $3,778
     Life                                                              1,130                 1,029
                                                                      ------                ------
     Total revenues                                                   $4,958                $4,807
                                                                      ======                ======

     Earnings before income taxes and cumulative effect
        of change in accounting principle
     Property/Casualty                                                $  136                $  269
     Life                                                                151                   108
                                                                      ------                ------
     Total earnings before income taxes and cumulative
        effect of change in accounting principle                      $  287                $  377
                                                                      ======                ======


Item 2.  Management's Discussion and Analysis of Results of Operations.


Overview

Net earnings before cumulative effect of change in accounting principle (discussed in note 3 of this 10Q report) for the first six months of 2001 was $287 million, a $90 million decrease from the first six months of 2000. This decrease is primarily attributable to the $205 million reduction in net realized gains on investments, somewhat offset by an improvement in underwriting results due to a slight reduction in the combined ratio within the property and casualty business segment. Other revenues remained relatively in line with 2000 levels (increase of $18 million) as a result of a 2001 gain recognized in connection with the favorable resolution of issues with a recent acquisition being largely offset by lower levels of income associated with equity-method investments.

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


                                                                            Six months ended
                                                                   --------------------------------
(In millions)                                                      June 30, 2001       July 1, 2000
                                                                   -------------       ------------

Revenues
Property/Casualty                                                     $3,828              $3,778
Life                                                                   1,130               1,029
                                                                      ------              ------
Total revenues                                                        $4,958              $4,807
                                                                      ======              ======

Earnings before income taxes and cumulative effect
     of change in accounting principle
Property/Casualty                                                     $  136              $  269
Life                                                                     151                 108
                                                                      ------              ------
Total earnings before income taxes and cumulative
     effect of change in accounting principle                         $  287              $  377
                                                                      ======              ======


Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first six months of 2001, the property and casualty combined ratio was 112.9%, compared to 115.8% for the same period in 2000. The higher than desired combined ratios in both 2001 and 2000 primarily reflect the effects of insufficient pricing within the overall property and casualty insurance/reinsurance industry in recent years and, to a lesser extent, adverse development on prior year recorded losses. Earnings before income taxes from property and casualty operations decreased $133 million or 49% in the first six months of 2001, primarily attributable to the decrease in net realized gains on investments discussed above.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first six months of 2001, the life operations generated revenues and earnings before income taxes of $1,130 million and $151 million, respectively, compared to $1,029 million and $108 million, respectively, for the same period in 2000. The increase in revenues and earnings before income taxes and cumulative effect of change in accounting principle primarily reflects growth in underwriting origination volume and an increase in fee income included in other revenues.

Operating Results

Net premiums written and net premiums earned increased $258 million (or 7%) and $348 million (or 10%), respectively, in 2001. This growth is primarily attributable to the combination of hardening pricing within the overall property and casualty insurance/reinsurance industry, a focus on growth within certain niche markets and lower levels of ceded premiums under aggregate excess retrocession programs. This increase was partially offset by the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken during 2000.

Net  investment   income  decreased  $10  million  or  2%  in  2001,   primarily
attributable to the lower interest rate environment in both the U.S. and Europe in the current year as compared to 2000.

Net realized gains on investments decreased $205 million or 59% in 2001, primarily attributable to the significant level of gains recognized during 2000 in connection with the Company's decision to reposition the investment portfolio to lessen its exposure to equity securities and include a higher proportion of fixed maturity securities.

Other revenues increased $18 million or 10% in 2001, primarily attributable to the favorable resolution of issues involving a recent acquisition somewhat offset by lower levels of income associated with equity-method investments.

Claims, claim expenses and policy benefits increased $206 million or 7% in 2001, primarily attributable to the growth in premiums discussed above coupled with the slightly lower combined ratio for the property and casualty operations.

Insurance acquisition costs increased $28 million or 3% in 2001, primarily attributable to the growth in premiums discussed above.

Other operating costs and expenses increased $6 million or 2% in 2001, primarily attributable to a charge recorded during the first quarter related to planned employee terminations.

Provision for income taxes was $79 million for the first six months of 2001 (an effective tax rate of 27.5%), compared to $78 million for the first six months of 2000 (an effective tax rate of 20.7%). The higher effective tax rate in 2001 primarily reflects a lower proportion of tax-exempt investment income.

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


                                         GE GLOBAL INSURANCE HOLDING CORPORATION
                                         ---------------------------------------
                                                       (Registrant)



Date:  July 23, 2001          By:            /s/ MARC A. MEICHES
                               -------------------------------------------------
                                                Marc A. Meiches
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)



Date:  July 23, 2001          By:          /s/ WILLIAM J. STEILEN
                               -------------------------------------------------
                                              William J. Steilen
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


                                Index to Exhibits



Exhibit No.                                                                 Page
                                                                            ----

   12        Computation of ratio of earnings to fixed charges...........     8