Form 10-Q
period 2001-09-29
GE GLOBAL INSURANCE HOLDING CORP
filed 2001-11-02
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 29, 2001
                               ------------------


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ________to________



                         Commission file number 0-27394


                     GE Global Insurance Holding Corporation
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    95-3435367
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

  5200 Metcalf, Overland Park, Kansas                         66202
(Address of principal executive offices)                   (Zip Code)

                                 (913) 676-5200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At November 2, 2001, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)


                                                                      Three months ended                  Nine months ended
                                                              ---------------------------------    ---------------------------------
(In millions)                                                 Sept. 29, 2001     Sept. 30, 2000    Sept. 29, 2001     Sept. 30, 2000
                                                              --------------     --------------    --------------     --------------
Revenues
Net premiums written                                              $1,110             $1,967            $5,157             $5,756
                                                                  ======             ======            ======             ======

Net premiums earned                                               $1,066             $1,908            $5,077             $5,571
Net investment income                                                303                348               909                964
Net realized gains on investments                                    192                 52               333                398
Other revenues                                                        69                107               269                289
                                                                  ------             ------            ------             ------
Total revenues                                                     1,630              2,415             6,588              7,222
                                                                  ------             ------            ------             ------

Costs and Expenses
Claims, claim expenses and policy benefits                         1,662              1,672             4,929              4,733
Insurance acquisition costs                                          258                455             1,226              1,395
Other operating costs and expenses                                   158                205               549                590
Minority interest in net earnings of
   consolidated subsidiaries                                          22                 22                67                 66
                                                                  ------             ------            ------             ------
Total costs and expenses                                           2,100              2,354             6,771              6,784
                                                                  ------             ------            ------             ------

Earnings
Earnings (loss) before income taxes and
   cumulative effect of change in accounting
   principle                                                        (470)                61              (183)               438
Provision for income taxes                                          (232)               (73)             (153)                 5
                                                                  ------             ------            ------             ------

Earnings (loss) before cumulative effect
    of change in accounting principle                               (238)               134               (30)               433

Cumulative effect of change in accounting
    principle                                                          -                  -               (11)                 -
                                                                  ------             ------            ------             ------

Net earnings (loss)                                                 (238)               134               (41)               433
Dividends on preferred stock                                          (2)                (1)               (6)                (5)
Retained earnings at beginning of period                           5,397              4,925             5,204              4,630
                                                                  ------             ------            ------             ------
Retained earnings at end of period                                $5,157             $5,058            $5,157             $5,058
                                                                  ======             ======            ======             ======



See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                   September 29, 2001       December 31, 2000
                                                                                ------------------       -----------------
                                                                                    (Unaudited)
Assets
Investments:
  Fixed maturity securities, at fair value                                            $18,509                  $18,761
  Equity securities, at fair value                                                        521                      718
  Other invested assets                                                                 2,584                    1,712
                                                                                      -------                  -------
  Total investments                                                                    21,614                   21,191

Cash                                                                                      590                      196
Premiums receivable                                                                     3,758                    3,844
Other receivables                                                                       1,515                    1,823
Reinsurance recoverables                                                               10,595                    6,436
Deferred insurance acquisition costs                                                    1,553                    1,494
Other assets                                                                            5,033                    3,580
                                                                                      -------                  -------

Total assets                                                                          $44,658                  $38,564
                                                                                      =======                  =======


Liabilities and equity
Claims and claim expenses                                                             $21,950                  $17,678
Accumulated contract values                                                             2,100                    2,161
Future policy benefits for life and health contracts                                    2,895                    2,636
Unearned premiums                                                                       2,710                    2,584
Other reinsurance balances                                                              2,452                    2,062
Other liabilities                                                                       3,048                    2,587
Long-term borrowings                                                                    1,654                    1,654
                                                                                      -------                  -------
  Total liabilities                                                                    36,809                   31,362
                                                                                      -------                  -------

Minority interest in equity of consolidated subsidiaries                                1,184                    1,177
                                                                                      -------                  -------

Accumulated non-owner changes in equity:
  Unrealized gains on investment securities - net                                         167                      143
  Foreign currency translation adjustments                                               (240)                    (322)
  Derivatives qualifying as hedges                                                          1                        -
                                                                                      -------                  -------
       Total accumulated non-owner changes in equity                                      (72)                    (179)

Preferred stock                                                                           150                      150
Common stock                                                                                5                        5
Paid-in capital                                                                         1,425                      845
Retained earnings                                                                       5,157                    5,204
                                                                                      -------                  -------
  Total stockholder's equity                                                            6,665                    6,025
                                                                                      -------                  -------

Total liabilities and equity                                                          $44,658                  $38,564
                                                                                      =======                  =======




See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                                                     Nine months ended
                                                                           --------------------------------------
(In millions)                                                              Sept. 29, 2001          Sept. 30, 2000
                                                                           --------------          --------------

Cash from (used for) operating activities                                      $   244                 $ (153)
                                                                               -------                 ------

Cash flows from investing activities
Fixed maturity securities:
  Purchases                                                                    (11,408)                (6,730)
  Sales                                                                         11,618                  3,918
  Maturities                                                                       712                    869
Equity securities:
  Purchases                                                                       (310)                (1,050)
  Sales                                                                            177                  3,343
Net purchases of short-term investments                                           (906)                  (390)
Other investing activities                                                          43                     24
                                                                               -------                 ------
  Cash used for investing activities                                               (74)                   (16)
                                                                               -------                 ------

Cash flows from financing activities
Change in contract deposits                                                        (13)                   (21)
Net contract accumulation receipts (payments)                                      (61)                    26
Proceeds from short-term borrowings                                                 87                    236
Principal payments on short-term borrowings                                       (187)                  (629)
Capital contribution received                                                      400                      -
Proceeds from long-term borrowings                                                   -                    691
Dividends paid                                                                      (6)                    (5)
                                                                               -------                 ------
  Cash from financing activities                                                   220                    298
                                                                               -------                 ------

Effect of exchange rate changes on cash                                              4                   (114)
                                                                               -------                 ------

Increase in cash                                                                   394                     15
Cash at beginning of period                                                        196                    359
                                                                               -------                 ------
Cash at end of period                                                          $   590                 $  374
                                                                               =======                 ======



See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed, Consolidated Financial Statements

                                   (Unaudited)


1. The accompanying condensed, consolidated quarterly financial statements of GE Global Insurance Holding Corporation include the accounts and operations, after intercompany eliminations, of GE Global Insurance and its wholly-owned subsidiaries, Employers Reinsurance Corporation, GE Reinsurance Corporation and Medical Protective Corporation. GE Global Insurance and its consolidated subsidiaries are collectively referred to as "GE Global Insurance" or "the Company."

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

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, equity prices and currency exchange rates. As discussed more fully in the notes to the consolidated financial statements contained in the 2000 Annual Report on Form 10-K, management uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

     At January 1, 2001, financial statements were adjusted to record a cumulative effect of the transition to SFAS No. 133, as follows:

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)

3.   (continued)

     A reconciliation of current period changes, net of applicable income taxes, in the separate component of stockholder's equity labeled "derivatives qualifying as hedges" follows:

     (In millions)

     Transition adjustment as of January 1, 2001                          $ -
     Current period increases in fair value - net                           1
     Reclassifications to earnings - net                                    -
                                                                           --
     Balance at September 29, 2001                                         $1
                                                                           ==


4. Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations, goodwill and identifiable intangible assets. All business combinations initiated after June 30, 2001, must be accounted for by the purchase method. Goodwill in acquisitions completed after that date will not be amortized, but will be charged to operations when specified tests indicate that the goodwill is impaired, that is, when the goodwill's fair value is lower than its carrying value. Certain intangible assets will be recognized separately from goodwill and will be amortized over their useful lives. As of January 1, 2002, all goodwill must be tested for impairment and a transition adjustment recognized at that time. Goodwill amortization will also cease at that date, and thereafter, all goodwill will be tested at least annually for impairment. If these rules had applied to goodwill for 2001, management believes that full year 2001 net earnings would have increased by approximately $77 million. Management has not yet determined the extent of impaired goodwill, if any, that will be recognized as of January 1, 2002.

     SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, were issued during October of 2001. Management does not believe these Standards will have a significant impact to the Company.

5.   Changes  in   stockholder's   equity  that  did  not  result  directly from
     transactions with the share owner were as follows:

                                                                               Nine months ended
                                                                      ----------------------------------
     (In millions)                                                    Sept. 29, 2001      Sept. 30, 2000
                                                                      --------------      --------------

     Net earnings (loss)                                                   $(41)               $433
     Net unrealized gains (losses) on investment securities                  24                (131)
     Foreign currency translation adjustments                                82                 (95)
     Derivatives qualifying as hedges                                         1                   -
                                                                           ----                ----
     Total                                                                 $ 66                $207
                                                                           ====                ====



                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)


6.   The Company's operating segment activity is summarized as follows:


                                                                                Nine months ended
                                                                      -----------------------------------
     (In millions)                                                    Sept. 29, 2001       Sept. 30, 2000
                                                                      --------------       --------------
     Revenues
     Property/Casualty                                                    $4,835               $5,602
     Life                                                                  1,753                1,620
                                                                          ------               ------
     Total revenues                                                       $6,588               $7,222
                                                                          ======               ======

     Earnings (loss) before income taxes and cumulative
        effect of change in accounting principle
     Property/Casualty                                                    $ (403)              $  238
     Life                                                                    220                  200
                                                                          ------               ------
     Total earnings (loss) before income taxes and cumulative
        effect of change in accounting principle                          $ (183)              $  438
                                                                          ======               ======



7. During the quarter ended September 29, 2001, GE Global Insurance received capital contributions from its parent, GE Capital Services, Inc., totaling $580 million--$400 million in the form of cash and $180 million in the form of other assets. The $400 million capital contribution was made to replenish capital sufficient to cover estimated losses associated with the events of September 11, 2001.

Item 2.  Management's Discussion and Analysis of Results of Operations.

Overview

GE Global Insurance incurred a loss before cumulative effect of change in accounting principle (see further discussion of this accounting change in note 3 of this 10-Q report) of $30 million for the first nine months of 2001, as compared to earnings of $433 million for the comparable period in 2000.
Underwriting results for the quarter ended September 29, 2001 were adversely affected by approximately $575 million related to the insurance losses arising from the events of September 11. Substantially all of the gross losses resulting from this event (estimated to be approximately $3.3 billion) are expected to be covered under specific and/or aggregate reinsurance programs in place and, accordingly, the level of retained losses is not expected to be significant. Certain of the referenced retrocession agreements contain premium adjustment provisions in which the Company is required to pay additional premiums. These additional premiums are reflected as ceded premiums--i.e., a reduction in premium revenues--and totaled $821 million. In connection with the ceding of these additional premiums, the Company is entitled to receive a ceding commission of $246 million (representing 30% of the related ceded premiums), which is reflected as a reduction in insurance acquisition costs in the accompanying condensed, consolidated statement of current and retained earnings. The estimated gross losses arising from the events of September 11 relate to underlying insurance policies and reinsurance contracts providing general property, general liability, aviation, business interruption, workers compensation and life and health-related coverages. Historical experience related to large catastrophic events is that a broad range of total insurance industry loss estimates often exists for up to a year following such an event and it is not unusual for there to be significant revisions in such estimated ranges. The $575 million represents management's best estimate of its existing net liability based on information currently available, which is limited by the recent nature of these events.

As explained above, the $575 million of recorded losses is net of estimated recoveries under existing retrocession arrangements, where a portion of gross losses are routinely ceded to other reinsurance entities. The unprecedented magnitude of the total insurance industry loss estimates has raised concern within the industry as to the long-term solvency of some reinsurers. However, substantially all of the retrocessionaires to which the Company cedes business are large, highly rated reinsurance entities. At this time, management does not anticipate that any significant portion of its estimated recoveries will be uncollectible.

Also adversely impacting the 2001 year-to-date operating results as compared to 2000 were a reduction of $120 million of investment-related income (including both net investment income and net realized gains in investments), somewhat offset by certain tax benefits recognized during the current quarter. Other revenues remained relatively in line with 2000 levels (decrease of $20 million), primarily as a result of a 2001 gain recognized in connection with the favorable resolution of issues relating to a recent acquisition being largely offset by lower levels of income associated with equity-method investments.

The two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world. Although the movement in certain foreign currency exchange rates during 2001 and 2000 had an impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. Operating segment activity is summarized as follows:



                                                                          Nine months ended
                                                                 ----------------------------------
(In millions)                                                    Sept. 29, 2001      Sept. 30, 2000
                                                                 --------------      --------------
Revenues
Property/Casualty                                                     $4,835              $5,602
Life                                                                   1,753               1,620
                                                                      ------              ------
Total revenues                                                        $6,588              $7,222
                                                                      ======              ======

Earnings (loss) before income taxes and cumulative
     effect of change in accounting principle
Property/Casualty                                                     $ (403)             $  238
Life                                                                     220                 200
                                                                      ------              ------
Total earnings (loss) before income taxes and cumulative
     effect of change in accounting principle                         $ (183)             $  438
                                                                      ======              ======


Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first nine months of 2001, the property and casualty combined ratio was 135.5%, compared to 117.1% for the same period in 2000. The significantly higher combined ratio in 2001 is primarily a result of the insurance losses arising from the above-referenced events of September 11. Excluding the effects of these events, the 2001 year-to-date combined ratio would have been 116.5%. Even excluding these events, the higher than desired combined ratios in both 2001 and 2000 primarily reflect the effects of insufficient pricing within the overall property and casualty insurance/reinsurance industry in recent years and adverse development on prior year recorded losses. Earnings before income taxes and cumulative effect of change in accounting principle from property and casualty operations decreased $641 million in the first nine months of 2001--again, primarily attributable to losses incurred as a result of the events of September 11.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first nine months of 2001, the life operations generated revenues and earnings before income taxes and cumulative effect of change in accounting principle of $1,753 million and $220 million, respectively, compared to $1,620 million and $200 million, respectively, for the same period in 2000. The increase in revenues and earnings before income taxes and cumulative effect of change in accounting principle primarily reflects growth in underwriting origination volume and an increase in fee income included in other revenues.


Operating Results

Net premiums written and net premiums earned decreased $599 million (or 10%) and $494 million (or 9%), respectively in 2001. The decrease is primarily attributable to the $821 million of additional premiums ceded in connection with accrued reinsurance recoveries related to the insurance losses arising from the events of September 11. Excluding this amount, net premiums written and net premiums earned increased $222 million (or 4%) and $327 million (or 6%), respectively. This growth is primarily attributable to the combination of recent hardening of pricing within the overall property and casualty insurance/reinsurance industry and a focus on growth within certain niche markets, somewhat offset by the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken during 2001.

Net  investment   income  decreased  $55  million  or  6%  in  2001,   primarily
attributable to the lower interest rate environment in both the U.S. and Europe in the current year as compared with 2000.

Net realized gains on investments decreased $65 million or 16% in 2001, primarily attributable to the significant level of gains recognized during 2000 in connection with management's decision to reposition the investment portfolio to lessen its exposure to equity securities and include a higher proportion of fixed maturity securities.

Other revenues decreased $20 million or 7% in 2001, primarily attributable to lower levels of income associated with equity-method investments, somewhat offset by income associated with the resolution of issues involving a recent acquisition and the release of certain receivable allowances upon the receipt of additional collateral securing such balances.

Claims, claim expenses and policy benefits increased $196 million or 4% in 2001, primarily attributable to an increase in premium volumes (excluding the impact of higher levels of ceded premiums resulting from the insurance losses arising from the events of September 11). The losses arising from the events of September 11 did not result in a significant amount of additional net claims, claim expenses and policy benefits as substantially all of the gross losses incurred are expected to be recovered under specific and/or aggregate reinsurance programs in place.

Insurance acquisition costs decreased $169 million or 12% in 2001, primarily attributable to the receipt of a $246 million ceding commission (representing 30% of the $821 million ceded premium amount discussed above) in connection with the ceded premiums resulting from the insurance losses arising from the events of September 11. This 30% ceding commission serves as a reimbursement for the acquisition costs initially incurred in underwriting the referenced ceded premiums. Excluding this amount, insurance acquisition costs increased $77 million or 6%, which is generally in line with the growth in premiums discussed above (excluding the impact of higher ceded premiums incurred in connection with the insurance losses arising from the events of September 11).

Other operating costs and expenses decreased $41 million or 7% in 2001, primarily attributable to a number of recent initiatives undertaken to control general operating costs and a decrease in amortization expense for goodwill and certain other intangible assets.

Provision for income taxes was a benefit of $153 million for the first nine months of 2001 (an effective tax rate of 83.6%). The unusually high effective tax rate principally reflects the impact of tax-exempt investment income and treatment of proceeds received in connection with the resolution of issues involving a recent acquisition as a purchase price adjustment for tax purposes. The provision for income taxes was $5 million for the first nine months of 2000 (an effective tax rate of 1.1%). The low effective tax rate in 2000 primarily reflects the impact of tax-exempt investment income coupled with the recognition of tax benefits attributable to a step-up in the tax basis of certain assets following the conversion of a corporate subsidiary to a partnership for German tax purposes.

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


                                         GE GLOBAL INSURANCE HOLDING CORPORATION
                                         ---------------------------------------
                                                      (Registrant)



Date:  November 2, 2001       By:            /s/ MARC A. MEICHES
                               -------------------------------------------------
                                                 Marc A. Meiches
                               Senior Vice President and Chief Financial Officer
                                          (Principal Financial Officer)



Date:  November 2, 2001       By:          /s/ WILLIAM J. STEILEN
                               -------------------------------------------------
                                            William J. Steilen
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


                                Index to Exhibits



Exhibit No.                                                                 Page
-----------                                                                 ----

  12        Computation of ratio of earnings to fixed charges............    10