Form 10-K
period 2001-12-31
GE GLOBAL INSURANCE HOLDING CORP
filed 2002-03-08
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K
                                 ---------------

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________

                                 ---------------
                         Commission file number 0-27394
                                 ---------------

                     GE Global Insurance Holding Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                        95-3435367
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

  5200 Metcalf, Overland Park, Kansas      66202          (913) 676-5200
(Address of principal executive offices) (Zip Code)   Registrant's telephone
                                                    number, including area code)

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 8, 2002. None.

At March 8, 2002, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.






                                                      TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I
   Item 1.    Business...........................................................................................1
   Item 2.    Properties........................................................................................12
   Item 3.    Legal Proceedings.................................................................................13
   Item 4.    Submission of Matters to a Vote of Security Holders...............................................13


PART II
   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.........................13
   Item 6.    Selected Financial Data...........................................................................13
   Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................14
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........................................24
   Item 8.    Financial Statements and Supplementary Data.......................................................24
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................24


PART III
   Item 10.   Directors and Executive Officers of the Registrant................................................24
   Item 11.   Executive Compensation............................................................................24
   Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................24
   Item 13.   Certain Relationships and Related Transactions....................................................24


PART IV
   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................25


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

The principal executive offices of GE Global Insurance are located at 5200 Metcalf, Overland Park, Kansas 66202 (Telephone number (913) 676-5200).

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

The global reinsurance industry is operating in an unprecedented environment in the aftermath of the events of September 11. After years of the effect of excess market capacity, the global market finds itself in a capacity crunch and with many market participants declining to write coverage that includes terrorism. The challenges associated with quantifying terrorism risk today are significant. Primary insurers continue to consider alternatives to traditional risk transfer, including insurance captives, structured securities and derivative products. Global reinsurers are offering ways to meet the demands of this changing global market by expanding their markets, entering into new reinsurance niches, offering new reinsurance products and spreading their risks geographically. This changing reinsurance environment may affect the industry's profitability, which has historically been influenced by the insurance industry's underwriting cycle, changes in interest rates and catastrophic events.

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

The Company also competes in the reinsurance broker market throughout the world. In early 1999, the Company significantly expanded its presence in the reinsurance broker market by acquiring Eagle Star Reinsurance Company Limited ("Eagle Star Re"). The acquisition of Eagle Star Re significantly enhanced the Company's distribution channel in the worldwide reinsurance broker market and further enables the Company to respond to the growing risk management needs of a wider and more diverse group of customers. The acquisition of Eagle Star Re positions the Company as one of the largest reinsurance broker writers in the world.

The Company manages and diversifies its risk through the careful underwriting of risks, active claims management and the purchase of retrocessional coverage, including aggregate covers on portions of risk. Retrocessional coverage represents a form of secondary reinsurance where a reinsurer seeks reinsurance coverage on a specified portion of assumed risks. The Company maintains strict underwriting controls whereby individual underwriters are assigned maximum levels of underwriting authority based on specified lines of business. The assumption of risks greater than the specified maximum amount requires approvals of designated individuals. Adherence to these underwriting guidelines is monitored through pre-renewal account reviews, periodic underwriting audits and computer edit controls. In addition to transactional controls, the Company employs portfolio monitoring of key risks for all products and controls new product introductions through the use of required management reviews ("tollgates") to approve such new products and related underwriting guidelines.

The Company's business strategy is to continue to increase revenues by concentrating on select profitable customer segments and delivering comprehensive risk transfer and risk management solutions. The Company does not intend, however, to increase premium income at the expense of its underwriting results.

On March 4, 1999, the Company completed the acquisition of Eagle Star Re (subsequently merged with GE Frankona Reinsurance Limited, an affiliate), a leading London Market non-life reinsurance company principally doing business through intermediaries. This acquisition significantly enhanced the Company's worldwide reinsurance broker distribution channel. The cash consideration of approximately $346 million was provided through existing funds.

Unless otherwise indicated, all financial data has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Lines of Business

The Company's two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. The Company's principal product lines under the property and casualty segment are traditional property and casualty reinsurance, healthcare reinsurance and commercial insurance (generally primary property and casualty insurance) and its principal product lines under the life reinsurance segment are traditional life reinsurance and financial reinsurance. The Company also provides primary insurance products to hospitals, health maintenance organizations and medical professionals as part of its healthcare product line and to niche customers as part of its commercial insurance product line.

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


                                                                   Year ended December 31,
                                       -------------------------------------------------------------------------------
(In millions)                                   2001                         2000                        1999
                                       -------------------------------------------------------------------------------
                                                      Inter-                      Inter-                       Inter-
                                        Domestic     national      Domestic      national       Domestic      national
                                       ------------ -----------    ------------- ----------    ------------ -----------

Property and Casualty Segment
   Property and Casualty.............     $1,955       $1,797        $2,103       $2,677         $2,102        $2,470
   Healthcare........................      1,383           67         1,294           76            851            43
   Commercial........................        349            -           404            -            417             -
Life Segment.........................        790        1,051           832          805            615           649
                                          ------       ------        ------       ------         ------        ------
   Total.............................     $4,477       $2,915        $4,633       $3,558         $3,985        $3,162
                                          ======       ======        ======       ======         ======        ======

The  following  is  a  summary   description  of  the  Company's   domestic  and
international business based on principal product lines:

Property and Casualty Insurance/Reinsurance Segment

Property and Casualty Reinsurance. The Company's largest product line, traditional property and casualty reinsurance, accounted for approximately 51% of the Company's worldwide net premiums written in 2001. The Company's premium volume in the property and casualty segment is derived principally from treaty agreements, which enable the Company to maintain lower operating costs because fewer personnel are required to administer treaty business than facultative business. Most of the Company's casualty business is written on an excess of loss basis because it better enables the Company to control its exposure on business that has a relatively longer claim settlement pattern.

The Company's property business is written on both an excess of loss and a proportional basis. Generally, the Company is the lead reinsurer for any domestic program in which it participates, enabling it to negotiate the terms of the reinsurance. The Company also acts as the lead reinsurer on a portion of its international business.

The Company's international property and casualty business services worldwide markets, including most European countries and countries in the Middle East, Far East and Latin America. For the year ended December 31, 2001, approximately 48% of the Company's international net premiums written from property and casualty reinsurance was derived from property reinsurance, approximately 20% from casualty reinsurance and approximately 32% from aviation and marine reinsurance. Based on 2001 net premiums written, approximately 45% of the Company's international property and casualty business was written on a direct basis, with the remainder written through brokers.

In recent years, insurance companies have directed more business to the better-capitalized, more highly-rated reinsurers, which has led to a consolidation in the reinsurance industry. In competing with a smaller number of global reinsurers, the Company has found that a number of its global customers are increasingly demanding that reinsurers provide a broader range of coverages. In response to this trend, the Company has expanded the property and casualty risks it reinsures beyond its more traditional property and casualty reinsurance business to include risks such as errors and omissions and directors and officers exposures. In addition to the expansion of lines of business, property and casualty reinsurance has aligned its marketing efforts with its core expertise in areas such as aviation, national accounts and global accounts. Management believes that the Company is well positioned to compete on a global basis in these markets.

The property and casualty reinsurance industry has experienced a significant increase in catastrophic exposure and loss during the last decade. Increased population density, particularly in regions susceptible to tropical storms or earthquakes, and the higher incidence and greater severity of catastrophes, has increased the losses incurred in many recent catastrophes. As a result of these developments, the Company has taken steps to limit its exposure by carefully monitoring and allocating its property and casualty exposure to specific geographic zones, especially the U.S., Europe, Japan and the Carribeans.

The September 11, 2001 attack on America has also had a dramatic affect on the insurance and reinsurance industry with the tragic loss of more than 1,000 insurance professionals, including many business associates and brokers with whom the Company worked. None of the Company's staff suffered any injury.

The industry is playing a key role in the recovery and rebuilding effort. It is estimated that insurers and reinsurers will pay claims of more than $35 billion during the next several years. The Company estimated that its net pre-tax losses will be $575 million from that attack. The Company has paid or anticipates that it will pay claims for coverage on the World Trade Center complex and surrounding buildings, its portion of aviation coverage for the four aircraft involved, life reinsurance claims and business interruption claims. The attack has led to significant changes in underwriting guidelines, and the Company no longer provides terrorism coverage in many treaties and policies.

Healthcare. As part of the Company's property and casualty business segment, the Company provides insurance and reinsurance for the healthcare industry and targets employers, public entities, manufacturers and others for certain product lines. Coverages include primary insurance and reinsurance for medical professional liability and insurance protecting primary insurers (including self-insurers) in the healthcare market (e.g., excess workers' compensation, stop loss insurance, HMO reinsurance and provider excess coverages).

The Company is a leader in providing primary medical professional liability insurance through its subsidiary-Medical Protective Corporation ("Medical Protective")-one of the oldest professional liability carriers in the United States. The Company's comprehensive line of medical malpractice insurance, written on a national basis, covers the needs of individual physicians, dentists, physician partnerships, corporations and large group practices on an occurrence and claims-made basis.

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

The Company believes that it is well positioned to compete in the healthcare market because of its wide range of experience in providing healthcare liability coverage and excess protection for self-insured employers, and utilizing multiple products and services to provide healthcare solutions.

Commercial Insurance. An additional component of the Company's domestic property and casualty business is its commercial insurance product line, which generally consists of primary commercial property and casualty policies written on an admitted and non-admitted basis in niche markets. Commercial products include professional liability programs and niche programs in the general property and casualty area. This coverage provides insurance for errors and omissions (E&O) arising out of the professional activities of the insureds and commercial property and casualty coverages for niche programs.

Professional classes underwritten include lawyers, property and casualty insurance agents and brokers, life and health insurance agents and brokers, accountants and a few miscellaneous classes. The majority of this business provides coverage to lawyers and property and casualty and life insurance agents and brokers.

Competition for the classes of business underwritten within the Company's commercial insurance product line has recently increased as more companies have redirected their resources to the targeted niche markets. In order to compete for this business, the Company has provided value-added services, including enhanced underwriting and automated processing services, to its wholesalers and managing general agents producing such business.

Life Reinsurance Segment

Life Reinsurance. The Company is engaged in the reinsurance of various life insurance products, including term, whole and universal life, annuities, group life, group and individual long-term health and disability products and provides financial reinsurance to life insurers. Based on net premiums written, life reinsurance accounted for approximately 25% of the Company's worldwide business in 2001.

With respect to life reinsurance, the Company writes mostly on a direct basis with primary insurers. The Company's life reinsurance business consists principally of treaty business and is written generally on a pro-rata basis. The Company's domestic life reinsurance business is written in every state in the United States. The Company's international life reinsurance business services worldwide markets with an emphasis in Western Europe. For the year ended December 31, 2001, approximately 57% of the Company's international life reinsurance net premiums written were for traditional life reinsurance, with the balance for health and disability reinsurance.

The Company believes that continued increases in life expectancy, consumer trends to shift to more investment types of life insurance products, decreases in public funding for social programs in Europe and deregulation of the life reinsurance markets in Europe and Japan present increased opportunities for the Company's life reinsurance business line.

Financial Reinsurance. Financial reinsurance does not transfer significant underwriting risk to the reinsurer and is designed primarily to enhance the current statutory surplus of the ceding company while reducing future statutory earnings as amounts are repaid to the reinsurer. These financial transactions are effectively collateralized by anticipated future income streams from selected insurance policies. Financial reinsurance typically has a duration of three to five years.

Property and Casualty Reserves for Unpaid Claims and Claim Expenses

The Company's insurance/reinsurance subsidiaries maintain reserves to cover their estimated ultimate liability for unpaid claims and claim expenses with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims). These reserves are estimates that involve actuarial and statistical projections of the expected cost of the ultimate settlement and administration of unpaid claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors such as inflation, new concepts of liability and changes in claim settlement procedures. The inherent uncertainties of estimating claim reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured claim, the reporting of the claim to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that claim and subsequent indemnification by the reinsurer. As a consequence, actual claims and claim expenses paid may deviate, perhaps substantially, from estimates reflected in the insurance companies' reserves in their financial statements. Adjustments to previously reported reserves for net claims and claim expenses are considered changes in estimates for accounting purposes and are reflected in the financial statements in the period in which the adjustment occurs.

When a claim is reported to a ceding company, the ceding company's claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. The Company, in turn, typically establishes a case reserve when it receives notice of a claim from the ceding company. Such reserves are based on an independent evaluation by the Company's claims departments, taking into consideration coverage, liability, severity of injury or damage, jurisdiction, an assessment of the ceding company's ability to evaluate and handle the claim and the amount of reserves recommended by the ceding company. Case reserves are adjusted periodically by the claims departments based on subsequent developments and audits of ceding companies. The Company has reorganized its claim teams into integrated groups to align with the Company's business structure. In the course of this reorganization, the team recognized that best practices existed in many of the original claims teams. In order to leverage these best practices across the new claims organization, the Global Claims Team launched the Claims Six Sigma initiative. Claims Six Sigma has focused on establishing common processes in areas such as claims adjudication, subrogation, auditing, alternative dispute resolution and use of structured settlements.

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

Reserve Development. The development of the Company's net balance sheet property and casualty liabilities for unpaid claims and claim expenses for accident years 1991 through 2001 is summarized in the following table.

Net Liability. The first row of data shows the estimated net liability for unpaid claims and claim expenses at December 31 for each year from 1991 to 2001. The liability includes both case and IBNR reserves as of each year-end date, net of anticipated recoveries from other reinsurers. The rows immediately following the first row of data show cumulative paid data at December 31, as of one year, two years, . . ., 10 years of subsequent payments.

Net Liability Re-estimated. The middle rows of data show the re-estimated amount for previously reported net liability based on experience as of the end of each subsequent calendar year's results. This estimate is changed as more information becomes known about the underlying claims for individual years. The cumulative redundancy (deficiency) shown in the table is the aggregate net change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. The amount in the line titled "Redundancy (Deficiency) at December 31, 2001," represents for each calendar year (the "Base Year") the aggregate change in (i) the Company's original estimate of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year compared to (ii) the Company's re-estimate as of December 31, 2001, of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year. A redundancy means that the original estimate was greater than the re-estimate and a deficiency means that the original estimate was less than the re-estimate.


                                              Changes in Historical Reserves for Unpaid Claims and Claim Expenses
                                                  For the Last Ten Years - GAAP Basis as of December 31, 2001

                                                                   Year ended December 31,
                           ---------------------------------------------------------------------------------------------------------
(In millions)                1991      1992      1993      1994      1995      1996      1997      1998      1999     2000     2001
                           ---------------------------------------------------------------------------------------------------------

Net liability for unpaid
   claims and claim
   expenses                 $3,596    $3,991    $4,525    $5,071    $9,351    $9,458    $9,114   $12,495   $13,210  $12,202  $12,303
Cumulative paid as of:
One year later.......          665       802       949     1,115     1,964     1,949     2,176     2,867     4,811    4,758      ---
Two years later......        1,103     1,274     1,602     1,804     3,130     3,189     3,241     5,803     7,782      ---      ---
Three years later....        1,499     1,739     2,054     2,341     3,933     3,881     4,863     7,263       ---      ---      ---
Four years later.....        1,784     2,036     2,424     2,708     4,464     5,294     5,648       ---       ---      ---      ---
Five years later.....        2,008     2,293     2,690     2,988     5,686     5,919       ---       ---       ---      ---      ---
Six years later......        2,208     2,485     2,952     3,318     6,151       ---       ---       ---       ---      ---      ---
Seven years later....        2,362     2,688     3,181     3,540       ---       ---       ---       ---       ---      ---      ---
Eight years later....        2,531     2,841     3,353       ---       ---       ---       ---       ---       ---      ---      ---
Nine years later.....        2,653     2,985       ---       ---       ---       ---       ---       ---       ---      ---      ---
Ten years later......        2,772       ---       ---       ---       ---       ---       ---       ---       ---      ---      ---

Net liability
   re-estimated
   as of:
One year later.......       $3,625    $3,919    $4,612    $5,173    $9,192    $9,229    $9,179   $12,410   $13,749  $13,314      ---
Two years later......        3,587     4,066     4,656     5,313     8,959     9,127     8,655    12,115    14,504      ---      ---
Three years later....        3,701     4,095     4,793     5,256     8,907     8,549     8,453    11,987       ---      ---      ---
Four years later.....        3,687     4,238     4,747     5,155     8,392     8,252     8,601       ---       ---      ---      ---
Five years later.....        3,818     4,154     4,668     4,902     8,029     8,389       ---       ---       ---      ---      ---
Six years later......        3,771     4,075     4,487     4,804     8,180       ---       ---       ---       ---      ---      ---
Seven years later....        3,711     3,942     4,402     4,854       ---       ---       ---       ---       ---      ---      ---
Eight years later....        3,592     3,906     4,461       ---       ---       ---       ---       ---       ---      ---      ---
Nine years later.....        3,591     3,946       ---       ---       ---       ---       ---       ---       ---      ---      ---
Ten years later......        3,643       ---       ---       ---       ---       ---       ---       ---       ---      ---      ---
Redundancy (Deficiency)
   at December 31, 2001        (47)       45        64       217     1,171     1,069       513       508    (1,294)  (1,112)     ---
Effect of foreign
   exchange (1)                (41)      (21)        2       (25)     (708)     (672)     (344)     (729)     (589)     216      ---
                            ------    ------     ------   ------    ------    ------    ------    ------    ------   ------   ------
Redundancy (Deficiency)
   at December 31, 2001,
   excluding foreign
   exchange                 $  (88)   $   24     $   66   $  192    $  463    $  397    $  169    $ (221)  $(1,883)  $ (896)  $  ---
                            ======    ======     ======   ======    ======    ======    ======    ======   =======   ======   ======


(In millions)                         1992     1993     1994      1995      1996      1997      1998      1999     2000      2001
                                     ----------------------------------------------------------------------------------------------

Balance at December 31 - gross.....  $4,815   $5,312   $6,020   $11,145   $10,869   $10,936   $15,342   $17,435   $16,932   $20,882
Less reinsurance recoverables......    (824)    (787)    (949)   (1,794)   (1,411)   (1,822)   (2,847)   (4,225)   (4,730)   (8,579)
                                     ------   ------   ------   -------   -------   -------   -------   -------   -------   -------
Balance at December 31 - net.......   3,991    4,525    5,071     9,351     9,458     9,114    12,495    13,210    12,202    12,303
                                     ------   ------   ------   -------   -------   -------   -------   -------   -------   -------
Latest re-estimated liability -
   gross...........................   5,079    5,546    5,958     9,724     9,888    10,336    15,520    20,340    19,364       ---
Less re-estimated reinsurance
   recoverables....................  (1,133)  (1,085)  (1,104)   (1,544)   (1,499)   (1,735)   (3,533)   (5,836)   (6,050)      ---
                                     ------   ------   ------   -------   -------   -------   -------   -------   -------   -------
Latest re-estimated liability -
    net............................   3,946    4,461    4,854      8,180     8,389     8,601    11,987    14,504    13,314       ---
                                     ------   ------   ------    ------    ------    ------   -------   -------   -------   -------
Gross redundancy (deficiency)......    (264)    (234)      62      1,421       981       600      (178)   (2,905)   (2,432)      ---
Effect of foreign exchange (1).....     (30)      (3)     (35)      (859)     (816)     (402)   (1,091)     (934)      382       ---
                                     -------   ------   ------     ------   -------   -------   -------   -------   -------   ------
Gross redundancy (deficiency),
   excluding foreign exchange......  $ (294)  $ (237)  $   27     $  562   $   165   $   198   $(1,269)  $(3,839)  $(2,050)  $   ---
                                     ======   ======   ======     ======   =======   =======   =======   =======   =======   =======

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

Unfortunately, the escalation in reported losses relative to associated premiums that emerged in 2000 continued in 2001, and at a pace greater than had been anticipated in the actuarial reserve studies completed in late 2000. As a result, in 2001, it again became necessary for the Company to increase claim reserves to reflect the higher ultimate loss projections for prior year loss events. The majority of the adverse development in 2001, and to a lesser extent in 2000, related to higher projected losses on liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial general liability lines of business. The total adverse development on prior year loss events recognized in 2001 aggregated approximately $800 million.

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

The Company's reconciliation of its beginning and ending property and casualty reserves for unpaid claims and claim expenses on a GAAP basis is summarized as follows:


                                                                 Year ended December 31,
                                                          -----------------------------------
(In millions)                                              2001           2000         1999
                                                          -----------------------------------

Balance at January 1 - gross............................. $16,932       $17,435       $15,342
Less reinsurance recoverables............................  (4,730)       (4,225)       (2,847)
                                                          -------       -------       -------
Balance at January 1 - net...............................  12,202        13,210        12,495
                                                          -------       -------       -------

Claims and expenses incurred:
   Current year..........................................   4,579         4,401         4,162
   Prior years...........................................     811           934           233
                                                          -------       -------       -------
                                                            5,390         5,335         4,395
                                                          -------       -------       -------

Claims and expenses paid:
   Current year..........................................    (761)       (1,290)       (1,228)
   Prior years...........................................  (4,758)       (4,811)       (2,867)
                                                          -------       -------       -------
                                                           (5,519)       (6,101)       (4,095)
                                                          -------       -------       -------

Claim reserves related to acquired companies.............       -           279           793

Claim reserves related to disposed companies.............       -             -          (202)

Foreign exchange and other...............................     230          (521)         (176)
                                                          -------       -------       -------
Balance at December 31 - net.............................  12,303        12,202        13,210
Add reinsurance recoverables.............................   8,579         4,730         4,225
                                                          -------       -------       -------
Balance at December 31 - gross........................... $20,882       $16,932       $17,435
                                                          =======       =======       =======


The liabilities for claims and claim expenses in the preceding table include long-term disability claims that are discounted at a 6% rate for all years presented. As a result of discounting the Company's long-term disability claims, total liabilities for claims and claim expenses have been reduced by an estimated 1% at December 31, 2001 and 2000. The accretion of discount is included in current operating results as part of the development of prior year liabilities. Discounts amortized as a percentage of claims, claim expenses and policy benefits were less than 1% for each of the years ended December 31, 2001, 2000 and 1999.

The Company's reconciliation of its property and casualty reserves for unpaid claims and claim expenses between statutory basis and GAAP basis is summarized as follows:

                                                                                December 31,
                                                               ------------------------------------------------
(In millions)                                                         2001           2000            1999
                                                               ---------------- --------------- ---------------

Statutory basis reserves for U.S. companies - net.........         $ 5,786         $ 6,213        $ 7,204
Adjustments to arrive at GAAP basis (1)...................             664             500            636
                                                                   -------         -------        -------
GAAP basis reserves for U.S. companies - net..............           6,450           6,713          7,840
GAAP basis reserves for non-U.S. companies - net..........           5,853           5,489          5,370
                                                                   -------         -------        -------
Total GAAP basis reserves - net...........................          12,303          12,202         13,210
Add reinsurance recoverables..............................           8,579           4,730          4,225
                                                                   -------         -------        -------
GAAP basis reserves - gross...............................         $20,882         $16,932        $17,435
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

The three-year development of claims and claim expense reserves associated with the Company's asbestos and environmental claims, including case and IBNR reserves, is summarized as follows:


                                                                          Year ended December 31,
                                                                --------------------------------------------
(In millions)                                                       2001           2000            1999
                                                                -------------- -------------- --------------

Balance at January 1 - gross..............................          $829           $800            $995
Less reinsurance recoverables.............................          (183)          (195)           (206)
                                                                    ----           ----            ----
Balance at January 1 - net................................           646            605             789

Claims and expenses incurred..............................            23             99              (7)
Claims and expenses paid..................................           (48)           (58)           (210)
Claim reserves related to acquired companies..............             -              -              33
                                                                    ----           ----            ----

Balance at December 31 - net..............................           621            646             605
Add reinsurance recoverables..............................           165            183             195
                                                                    ----           ----            ----
Balance at December 31 - gross............................          $786           $829            $800
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

Life and Health Reserves for Future Policy Benefits and Accumulated Contract Values

Future policy benefits for traditional life and health reinsurance contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or, in the event the policies were acquired by the Company from another insurer, at the date of acquisition. Interest rate assumptions used in calculating the present value generally ranged from 3-9% per annum at December 31, 2001. Payments received from sales of universal life and investment contracts are recognized by providing liabilities equal to the accumulated contract values of the policyholders' contracts. Interest rates credited to such universal life and investment contracts are generally guaranteed for a specified time period with renewal rates determined by the issuing insurance company. Such crediting interest rates ranged from 3-9% per annum in 2001.

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

Effective January 1, 2001, the National Association of Insurance Commissioners ("NAIC") required that insurance companies prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the domiciliary state insurance departments. Statutory accounting practices determine, among other things, the statutory surplus of an insurance company and, therefore, the amount of funds that can be paid as dividends. For statutory reporting purposes, accounting changes adopted to conform to these accounting practices are reported as changes in accounting principles, with the cumulative effect reported as an adjustment to 2001 unassigned funds (surplus). The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all periods. As a result of adoption of the model statutory accounting practices, aggregate cumulative adjustments totaling $234 million were recorded by Employers Reinsurance Corporation ("ERC"), GE Reinsurance Corporation ("GE Re") and Medical Protective as an increase to unassigned funds (surplus) at January 1, 2001, primarily related to the recording of deferred tax assets.

Risk-Based Capital. The NAIC has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. At December 31, 2001, each of GE Global Insurance's domestic insurance company subsidiaries exceeded the minimum risk-based capital requirements.

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

Dividends by Subsidiaries. Because the operations of GE Global Insurance are conducted primarily through ERC, GE Re and Medical Protective, GE Global Insurance is dependent upon dividends, tax allocation and other payments primarily from ERC, GE Re and Medical Protective to service its debt and meet its other obligations. The payment of dividends and other payments to GE Global Insurance by ERC, GE Re and Medical Protective are subject to limitations imposed by the Missouri, Illinois and Indiana Insurance Codes, respectively. The payment of dividends to ERC by its principal life reinsurance subsidiaries, Employers Reassurance Corporation and ERC Life Reinsurance Corporation, are subject to limitations imposed by the Kansas and Missouri Insurance Codes, respectively. No prediction can be made as to whether any legislative proposals relating to dividend rules in Kansas, Missouri, Illinois or Indiana will be made, whether any such legislative proposal will be adopted in the future, or the effect, if any, any such proposal would have on the Company.

The maximum amount available for the payment of dividends by ERC without prior regulatory approval is $273 million at December 31, 2001. Such amount will increase to $341 million by December 31, 2002. Of this amount, $88 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. GE Re will not be able to make any dividend payments during 2002 without the prior approval of the Director of Insurance for the State of Illinois. The maximum amount available for the payment of dividends during 2002 by Medical Protective without prior regulatory approval is $74 million after December 27, 2002.

International Regulations. Based on 2001 net premiums written, approximately 39% of the Company's business is carried on outside of the United States. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Licenses issued by foreign authorities to the GE Frankona Re Group are subject to modification or revocation by such authorities, and such subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, the GE Frankona Re Group has been allowed to modify their operations to conform with new licensing requirements in all jurisdictions that are material to the Company's international operations.

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

Effective January 1, 2001, certain of the Company's international operations (licensed in the European Union ("EU") member states) are required to comply with the EU Directive on Supplementary Supervision of Insurance Undertakings in an Insurance Group. This directive is designed to address solvency issues for groups of insurance companies and supplements the solvency tests historically performed on individual insurance companies. The main goal of this directive is to assess the overall capital available to the group, rather than on an individual company basis, and identify potential risks. The Company is currently in the process of performing such required solvency tests in anticipation of the first filing in 2002.


Item 2.  Properties.

The Company conducts business from various facilities, most of which are leased. In addition, the Company owns its administrative offices in Overland Park, Kansas, Fort Wayne, Indiana and Munich, Germany.

Item 3.  Legal Proceedings.

There are no pending legal proceedings beyond the ordinary course of business that in the opinion of the Company's management, based on information available at the date of this report, would have a material adverse effect on the Company's consolidated results of operation or financial condition, except as noted in the following paragraph.

As a result of the  September  11, 2001  terrorist  attacks,  both towers of the
World Trade Center in New York City ("WTC") were completely destroyed. Industrial Risk Insurers ("IRI"), an affiliate of ERC, was one of the primary insurers of the WTC with an occurrence policy limit of $237 million. In addition, ERC reinsured part of the various other primary insurers of the WTC, limits of which are also written on a per occurrence basis. The principal lessee of the WTC is alleging that the damage to (i.e., the loss of) each tower was a separate occurrence. It is the contention of all insurers of the WTC that the policies were written in such a way that the loss of both towers in this instance constituted one occurrence. Suit has been filed in the United States District Court in New York seeking a declaratory judgment on this question. IRI is a party to this suit, as are several of ERC's reinsureds. Discovery in the suit(s) is underway. Both IRI and ERC have retrocessional coverage on their exposure to WTC losses covering a portion of losses incurred. Management believes that there is compelling evidence supporting their contention that the loss of both towers constituted a single occurrence of loss and is prepared to defend this position vigorously (including litigation if required) and, accordingly, has established claim reserves on this basis.



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


Item 6.  Selected Financial Data.

                           Consolidated Financial Data


                                                                    Year ended December 31,
                                                -----------------------------------------------------------------
(In millions)                                       2001         2000        1999        1998           1997
                                                -----------------------------------------------------------------

Total revenues...............................   $9,191       $10,131       $ 9,031       $ 7,203       $ 5,784
Net Premiums Written.........................    7,392         8,191         7,147         5,984         4,545
Net investment income........................    1,202         1,315         1,151           985           910
Net realized gains on investments............      436           522           699           432           303
Earnings (loss) before income taxes and
   cumulative effect of change in
   accounting principle .....................     (466)          605           988         1,070           882
Net earnings (loss)..........................     (195)          581           720           779           648
Total investments............................   22,495        21,191        21,539        21,987        18,343
Total assets.................................   45,118        38,564        37,561        35,047        27,532
Stockholder's equity.........................  $ 6,362       $ 6,025       $ 5,575       $ 6,020       $ 5,374
Return on equity (average)...................     (3.1%)        10.0%         12.4%         13.7%         12.8%
Stockholder's equity, excluding unrealized
   gains (losses) on investment securities...  $ 6,339       $ 5,882       $ 5,524       $ 5,088       $ 4,628
Return on equity (average), excluding
   unrealized gains (losses) on investment
   securities................................     (3.2%)        10.2%         13.6%         16.0%         14.6%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net premiums written and net premiums earned decreased $798 million (or 10%) and $816 million (also 10%), respectively, in 2001. The majority of this decrease is attributable to the $698 million of premiums ceded in connection with the events of September 11 as discussed below. The remaining decrease in premiums is attributable to (1) the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken in 2000/2001 and
(2) additional ceded premiums resulting from claims made on prior year retrocession coverages in place as a result of the adverse development on prior year losses recognized in 2001, somewhat offset by general growth in premiums due to the combination of recent hardening of pricing within the overall property and casualty insurance/reinsurance industry and a focus on growth within certain niche markets.

Excluding the decrease in net premiums earned, the remaining revenue categories decreased $124 million, principally as a result of lower levels of investment income resulting from the general decline in interest rates in 2001 and a reduction in net realized gains on investments, somewhat offset by an increase in other revenues.

GE Global Insurance incurred a loss before cumulative effect of change in accounting principle (see further discussion of this accounting change in note 2 to the accompanying consolidated financial statements) of $184 million in 2001, as compared to earnings of $581 million in 2000. Operating results for 2001 as compared to 2000 were adversely impacted by approximately $575 million related to the insurance losses arising from the events of September 11. This amount, which primarily resulted from contingent premium payments contained in certain retrocession agreements, comprises $698 million recorded as a reduction in net premiums earned, and $78 million reflecting additional claims, claim expenses and policy benefits, partially offset by $201 million reflecting a reduction in insurance acquisition costs. The gross losses arising from the events of September 11 (estimated to be $3.3 billion) relate to underlying insurance policies and reinsurance contracts providing general property, general liability, aviation, business interruption, workers compensation and life and health-related coverages. Historical experience related to large catastrophic events has shown that a broad range of total insurance industry loss estimates often exists following such an event and it is not unusual for there to be significant subsequent revisions in such estimates. $575 million is management's best estimate of its existing net liability based on the information currently available, and is net of estimated recoveries under retrocession arrangements, under which a portion of losses is routinely ceded to other reinsurance entities. Further information regarding potential litigation associated with the events of September 11 is discussed in note 13 to the consolidated financial statements.

The Company's retrocession program includes aggregate excess of loss coverages in which accident year losses exceeding a specified loss ratio are ceded to retrocessionaires. These contracts also contain contingent premium provisions whereby the Company is required to cede additional premiums equal to a specified portion of the covered losses. As described in the preceding paragraph, the accident year losses incurred in 2001, primarily as a result of the insurance losses arising from the events of September 11, exceeded the specified loss ratio and, accordingly, accruals for reinsurance recoverables and ceded premium payables were reflected in the accompanying consolidated financial statements in accordance with the terms of the underlying retrocession contracts. The associated accrued reinsurance recoverables will be collected when the underlying paid losses exceed the specified loss ratios.

Substantially all of the Company's retrocessionaires are large, highly rated reinsurance entities. At this time, management does not anticipate that any significant portion of its estimated recoveries will be uncollectible.

Operating results in 2001 were also adversely affected by the continued deterioration of underwriting results, reflecting higher property and casualty-related losses (principally as a result of adverse development relating to prior-year loss events) and the continued effects of low premiums in the property and casualty insurance/reinsurance industry in recent years. As the Company's underwriting results in 2001, typical of the global property and casualty industry, were realized, management began underwriting initiatives that increased premium prices for given levels of coverage. These initiatives resulted in management reconsidering and clarifying the product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit seem achievable. For these businesses, the Company has sought to retain or even expand its business. On the other hand, management has identified particular property and casualty business channels from which returns do not appear to justify the risks. For these channels, new business will be significantly curtailed or exited.

The majority of the adverse development in 2001 related to higher projected ultimate losses for liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial general liability lines of business.

Income tax benefits partially offset the significant pre-tax operating loss generated in 2001. Such recorded tax benefits include the impact of the Company holding a significant portion of its overall investment portfolio in securities that are substantially exempt from U.S. taxation and the treatment of certain proceeds received in connection with the resolution of issues involving a previous acquisition as a purchase price adjustment for tax purposes.


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

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

Domestic Property and Casualty Business


                                                     Year ended December 31,
                                                 -------------------------------
(In millions)                                      2001         2000       1999
                                                 -------------------------------

Net premiums written...........................   $3,687      $3,801     $3,370
Net underwriting loss..........................   (1,305)       (419)      (423)
Net investment income..........................      530         606        513
Earnings (loss) before income taxes and
    cumulative effect of change in accounting
    principle..................................     (586)        250        533
Net realized gains on investments..............      268         128        516
Earnings (loss) before income taxes and
    cumulative effect of change in accounting
    principle, excluding net realized gains
    on investments.............................     (854)        122         17
GAAP ratios (1):
   GAAP claims and claim expense ratio.........    102.2%       77.4%      79.5%
   GAAP underwriting expense ratio.............     33.1%       34.4%      33.6%
                                                   -----       -----      -----
   GAAP combined ratio.........................    135.3%      111.8%     113.1%
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

Net premiums written decreased $114 million or 3% in 2001, primarily attributable to (1) higher levels of ceded losses under aggregate excess retrocession programs (both current year principally as a result of the events of September 11 and prior years due to continued adverse claim development) and
(2) the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken in 2000/2001, somewhat offset by general growth in premiums due to the combination of recent hardening of pricing within the overall property and casualty insurance/reinsurance industry and a focus on growth within certain niche markets. Net premiums written increased $431 million or 13% in 2000, primarily attributable to the combination of hardening pricing within the overall property and casualty insurance/reinsurance industry and a focus on growth within the niche direct commercial market. This increase was partially offset by the 2000 decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken during the year and higher levels of ceded premiums under aggregate excess retrocession programs.

Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio. The combined ratio is the sum of the loss ratio and the underwriting expense ratio, with a ratio lower than 100% indicating an underwriting profit and a ratio greater than 100% indicating an underwriting loss. Although the combined ratio has been greater than 100% for the three years presented above, the operating results of insurance/reinsurance companies include net investment income which generally yields an overall operating profit.

The significant increase in the 2001 combined ratio is partially attributable to higher levels of ceded premiums and incurred losses resulting from the events of September 11. Excluding this impact, the 2001 combined ratio would have been 126.6%. The relatively high combined ratios in 2001 (excluding the impact of the events of September 11), 2000 and 1999 primarily reflect the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry in recent years and adverse development on prior year recorded losses. The majority of the adverse development in 2001 related to higher projected ultimate losses for liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial general liability lines of business.

Net investment income decreased $76 million or 13% in 2001, primarily attributable to the general decline in interest rates during 2001. Net investment income increased $93 million or 18% in 2000, primarily attributable to the combination of higher average investment yields (as a result of the increasing U.S. interest rate environment throughout most of 2000) and repositioning of the investment portfolio to include a higher proportion of fixed maturity securities.

Earnings (loss) before income taxes and cumulative effect of change in accounting principle, excluding net realized gains on investments, decreased $976 million in 2001, primarily attributable to the increase in the combined ratio (including the significant impact of the events of September 11) and the decrease in net investment income discussed above. Earnings before income taxes and cumulative effect of change in accounting principle, excluding net realized gains on investments, increased $105 million in 2000, primarily attributable to the decrease in the combined ratio and the increase in net investment income discussed above.

International Property and Casualty Business


                                                      Year ended December 31,
                                                  ------------------------------
(In millions)                                      2001       2000        1999
                                                  ------------------------------

Net premiums written............................  $1,864     $2,754      $2,513
Net underwriting loss...........................    (618)      (509)       (238)
Net investment income...........................     303        347         340
Earnings (loss) before income taxes
     and cumulative effect of change in
     accounting principle.......................    (140)       117         211
Net realized gains on investments...............     112        297         101
Earnings (loss) before income taxes and
   cumulative effect of change in accounting
   principle, excluding net realized gains
   on investments...............................    (252)      (180)        110
GAAP ratios (1):
   GAAP claims and claim expense ratio..........   100.5%      91.6%       76.3%
   GAAP underwriting expense ratio..............    38.1%      26.4%       33.6%
                                                   -----      -----       -----
   GAAP combined ratio............................ 138.6%     118.0%      109.9%
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

Net premiums written decreased $890 million or 32% in 2001, primarily attributable to (1) higher levels of ceded losses under the aggregate excess retrocession program principally as a result of the events of September 11 and
(2) the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken in 2000/2001, somewhat offset by general growth in premiums due to the combination of recent hardening of pricing within the overall property and casualty insurance/reinsurance industry. Net premiums written increased $241 million or 10% in 2000, primarily attributable to the combination of hardening pricing within the overall property and casualty insurance/reinsurance industry and the impact of a full year of operating activity for the March 1999 acquisition of Eagle Star Re. This increase was somewhat offset by the 2000 decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken during the year.

Consistent with experience in the domestic property and casualty business, the significant increase in the 2001 combined ratio is primarily attributable to higher levels of ceded premiums and incurred losses resulting from the events of September 11. Excluding this impact, the 2001 combined ratio would have been 114.8%. The relatively high combined ratios in 2001 (excluding the impact of the events of September 11), 2000 and 1999 primarily reflect the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry in recent years and adverse development on prior year recorded losses. The increase in the combined ratio in 2000 includes the impact of significant adverse development relating to certain European windstorms occurring late in 1999.

Net investment income decreased $44 million or 13% in 2001, primarily attributable to the general decline in interest rates during 2001. Net investment income increased $7 million or 2% in 2000, primarily attributable to the repositioning of the investment portfolio to include a higher proportion of fixed maturity securities.

Earnings (loss) before income taxes and cumulative effect of change in accounting principle, excluding net realized gains on investments, decreased $72 million in 2001, primarily attributable to the increase in the combined ratio (including the significant impact of the events of September 11) and the decrease in net investment income discussed above. Earnings before income taxes and cumulative effect of change in accounting principle, excluding net realized gains on investments, decreased $290 million in 2000, primarily attributable to the significant increase in the combined ratio discussed above.

Life Reinsurance Business


                                                        Year ended December 31,
                                                       -------------------------
(In millions)                                            2001      2000    1999
                                                       -------------------------

Revenues.......................................         $2,466   $2,207   $1,789
Earnings before income taxes and cumulative
   effect of change in accounting
   accounting principle .......................            260      238      244


Revenues, which consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions, increased $259 million or 12% in 2001. This increase was primarily attributable to growth in the international traditional life and health business (principally in Europe and Latin America), somewhat offset by a decrease in net realized gains on investments. Revenues increased $418 million or 23% in 2000. This increase was primarily attributable to growth in the domestic traditional life and credit life business and an increase in net realized gains on investments.

Earnings before income taxes and cumulative effect of change in accounting principle increased $22 million or 9% in 2001, including a $41 million decrease in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes and cumulative effect of change in accounting principle increased $63 million or 45% in 2001, primarily attributable to the increase in revenues discussed above and more favorable claim experience as compared to 2000 (particularly in the international individual disability line of business). Earnings before income taxes and cumulative effect of change in accounting principle decreased $6 million or 2% in 2000, including a $15 million increase in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes and cumulative effect of change in accounting principle decreased $21 million or 13% in 2000, primarily attributable to an increase in claims experience.

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

Cash flows from operating activities, which primarily consists of premiums collected during the period and payments made for claims and claim expenses, increased $74 million in 2001, primarily attributable to a decrease in claim settlements relative to the collection of premiums, somewhat offset by an increase in reinsurance recoverables under the Company's aggregate excess retrocession programs. Cash flows from operating activities decreased $1,030 million in 2000, primarily as a result of an escalation in claim-related payments attributable to higher levels of incurred claims and claim expenses in recent years.

Cash flows from investing activities decreased $1,307 million in 2001, primarily attributable to a net increase in the purchase of investment securities as a result of the cash inflows from higher volumes of contract deposits within the life reinsurance operations and the capital contributions discussed below under cash flows from financing activities. Cash flows from investing activities increased $447 million in 2000, primarily attributable to a net decrease in the purchases of investment securities as a result of the decrease in operating cash flows discussed above.

Cash flows from financing activities increased $944 million in 2001, primarily attributable to an increase in contract deposit liabilities resulting from growth within the life reinsurance business segment and capital contributions received to replenish capital sufficient to cover losses associated with the events of September 11, somewhat offset by a decrease in short-term borrowings. Cash flows from financing activities increased $520 million in 2000, primarily attributable to the following factors: (1) an increase in short-term borrowings,
(2) a reduction in dividends paid on common stock and (3) an increase in contract deposit liabilities resulting from growth in financial reinsurance business volumes. The $691 million of proceeds from long-term borrowings in 2000 were substantially all used to repay outstanding borrowings under an interim loan agreement with GE Capital Corporation used to fund the Company's 1998 acquisition of Medical Protective.

The Company has a one-year $600 million revolving credit agreement with GE Capital Services which enables the Company to borrow from GE Capital Services at an interest rate per annum equal to GE Capital Services' cost of funds for a one year period. The agreement is automatically extended for successive terms of one year each unless terminated in accordance with terms of the agreement. The total amount outstanding on this credit facility, including accrued interest payable, was $108 million and $129 million as of December 31, 2001 and 2000, respectively.

Off-Balance Sheet Arrangements

The Company has not utilized forms of off-balance sheet arrangements, such as asset securitizations, involving special purpose entities to facilitate improved share owner returns and securities transactions, transfer selected credit risk, or engage in speculative activities and has not provided financial support to special purpose entities under any liquidity or credit support agreements.

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

On a worldwide basis, based on data as of December 31, 2001, the Company manages 73% of its investments internally. GE Asset Management Incorporated, an affiliate of the Company, manages an additional 8% of the Company's investments, and the balance is managed by unaffiliated outside managers.

The Company's investment results are summarized as follows:


                                                                  Year ended December 31,
                                                -----------------------------------------------------------
(In millions)                                     2001         2000         1999        1998         1997
                                                -----------------------------------------------------------

Average invested assets (at cost).............  $21,697      $21,197      $20,940      $18,794      $16,417
Net investment income.......................      1,202        1,315        1,151          985          910
Net effective yield.........................        5.5%         6.2%         5.5%         5.2%         5.5%
Net realized gains on investments...........    $   436      $   522      $   699      $   432      $   303
Net unrealized gains on investment securities,
   before deferred income taxes.............         49          244           92        1,554        1,189


The decrease in unrealized gains on investment securities before deferred income taxes in 2001 is primarily due to the impact of realized gains recognized, somewhat offset by the concentration of fixed maturity debt securities held in the investment portfolio and the effects of a general decrease in interest rates which occurred in 2001.

The Company continues to seek opportunities to enhance investment yield through a conservative, primarily fixed maturity investment strategy. Its current investment strategy does not contemplate material additional investments in non-investment grade debt securities, commercial real estate, commercial mortgages or derivatives.

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

The Company's domestic fixed maturity portfolios, categorized by rating based on market values, are summarized as follows:


                                                       Domestic Property
                                                         and Casualty               Domestic Life
                                                       -----------------------------------------------
                                                                         December 31,
                                                       -----------------------------------------------
                                                         2001         2000          2001         2000
                                                       -----------------------------------------------

U.S. government and government agency securities.....     1.0%         0.5%         2.0%         2.6%
Aaa..................................................    40.5         45.2          2.1          1.7
Aa...................................................    26.0         29.4          9.1          9.0
A....................................................    12.0         10.8         29.3         27.9
Baa..................................................     2.0          1.5         13.1         13.1
Ba...................................................     0.5          0.5          1.1          0.8
Canadian securities..................................     4.1          3.6         10.1          7.2
Mortgage-backed and other asset-backed securities....    11.1          6.7         32.0         36.0
Other................................................     2.8          1.8          1.2          1.7
                                                        -----        -----        -----        -----
   Total.............................................   100.0%       100.0%       100.0%       100.0%
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

As of December 31, 2001, the fair value of the GE Frankona Re Group's investments totaled $6,597 million, a decrease of $143 million from December 31, 2000. The composition of GE Frankona Re Group's investments is summarized as follows:


                                                                  December 31,
                                                                ----------------
                                                                  2001     2000
                                                                ----------------

          Fixed maturity securities............................   89.1%    89.5%
          Equity securities....................................    8.1      7.5
          Other invested assets................................    2.8      3.0
                                                                 -----    -----
          Total................................................  100.0%   100.0%
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

Interest Rate and Currency Risk Management

Interest rate and currency risk management is important in the normal business activities of GE Global Insurance. The Company uses derivative financial instruments to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates and currency exchange rates. As a matter of policy, the Company does not engage in derivatives trading, derivatives market-making or other speculative activities. More detailed information regarding these financial instruments, as well as strategies and policies for their use, is contained in notes 2 and 14 to the consolidated financial statements.

The Company manages its exposure to currency principally by matching investment assets with the underlying reinsurance liabilities. Any remaining significant net asset/liability positions in a given currency are hedged with forward currency purchase or sale contracts to further mitigate currency exposures. The Company also hedges its currency risk by utilizing cross currency swaps and currency forwards. The Company manages its exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. Certain of the products reinsured within the life segment include fixed rate interest rate features that are matched with fixed rate investments of a similar duration.

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

The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

     One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model with all else constant, it is estimated that such a decrease, including repricing in the securities portfolio, would reduce the 2002 net earnings of the Company based on year-end 2001 positions by an insignificant amount. Based on positions at year-end 2000, the pro forma effect on 2001 net earnings of such a decrease in interest rates was also estimated to be an insignificant amount.

     The geographic distribution of the Company's operations is diverse. One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 2001 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Company assets and liabilities denominated in other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured assuming a 10 percent decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, management estimated at year-end 2001 that such a decrease would have an insignificant effect on 2002 earnings of the Company.

Cyclicality

The property and casualty reinsurance industry has been highly cyclical. Underwriting results of primary property and casualty insurance companies and prevailing general economic and reinsurance premium rates significantly influences demand for reinsurance. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including changes in what the Company believes to be the propensity of courts to grant large awards, natural disasters and other catastrophic events (such as hurricanes, windstorms, earthquakes, floods, fires and, as experienced in 2001, intentional events such as terrorist acts), fluctuations in interest rates and other changes in the investment environment which affect inflationary pressures that may tend to affect the size of losses experienced by ceding primary insurance companies.

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

Critical Accounting Policies

High quality financial statements require rigorous application of high quality accounting policies. The policies discussed below are considered by management critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment, with reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Insurance related liabilities and reserves differ for short and long duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as term and whole life insurance policies) also is based on approved actuarial techniques, but necessarily includes assumptions about mortality, lapse rates and future yield on related investments. The Company's insurance related liabilities and reserves totaled $31 billion at year-end 2001. Of that total, approximately $20 billion related to unpaid claims and claims adjustment expenses for short-duration insurance coverage. As discussed on page 14, there has been a recent shift in the source of adverse loss development away from property to liability coverage. Management continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria and product offerings. The potential for further adverse loss development in these areas is highly uncertain. Further information about insurance liabilities is provided in note 6 to the consolidated financial statements.

Impairment of investment securities results in a charge to operations when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. The Company's investment securities amounted to approximately $22 billion at year-end 2001. Gross unrealized gains and losses included in that carrying amount related to debt securities were $317 million and $249 million, respectively. Gross unrealized gains and losses of equity securities were $19 million and $38 million, respectively. Of thoses securities whose carrying amount exceeds fair value at year-end 2001, and based on application of the Company's accounting policy for impairment, approximately $30 million of portfolio value is at risk of being charged to earnings in 2002. The Company actively performs comprehensive market research, monitors market conditions and segments its investments by credit risk in order to minimize impairment risks. Further information is provided in notes 2 and 4 to the consolidated financial statements and pages 19-21, which discusses the investment securities portfolio.

Provision for uncollectible premium receivables and reinsurance recoverables are recognized when they are incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers, collateral value (such as letters of credit and funds held balances) and legal right-of-offset of related claim liabilities. The Company's exposure to uncollectible premium receivables and reinsurance recoverables was approximately $15 billion at year-end 2001, against which an allowance for losses of approximately $159 million was provided. While collection prospects depend to a large degree on future economic conditions (including the impact of future claims experience), management does not forecast significant receivable write-offs in 2002. Further information is provided in notes 2 and 6 to the consolidated financial statements.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and consolidation policy require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Corporation's accounting policies, outcomes cannot be predicted with confidence. Also see note 2, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

New Accounting Standards

Major provisions of new accounting standards that may be significant to the Company's financial statements in the future are described in the following paragraphs.

Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations, goodwill and identifiable intangible assets. As of January 1, 2002, all goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Management believes no goodwill impairment will be recognized under these new standards. Amortization of goodwill will cease as of January 1, 2002, and, thereafter, all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment. The effect of the non-amortization provisions on 2002 operations will be affected by 2002 acquisitions and cannot be forecast, but if these rules had applied to goodwill in 2001, management believes that full year 2001 net earnings would have increased by approximately $81 million.

SFAS 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of the corresponding asset's cost, and is depreciated over that asset's useful life. SFAS 143 will be effective for the Company on January 1, 2003. Management has not yet determined the effects of adopting this standard on the Company's financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on the Company is discussed on pages 21-22.


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

Not applicable.



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

Omitted

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1.  Financial Statements and Schedules.

           The consolidated financial statements of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 27).

   (a) 2.  Financial Statement Schedules.

           The consolidated financial statement schedules of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 27).

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

           10.1 Whole Account Aggregate Excess of Loss Retrocession Reinsurance Agreement, between Employers Reinsurance Corporation and National Indemnity Company, dated January 1, 2001 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

           10.2 Whole Account Aggregate Excess of Loss Retrocession Reinsurance Agreement, between Employers Reinsurance Corporation and Scandinavian Reinsurance Company Ltd., dated January 1, 2001 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

           10.3 Whole Account Aggregate Excess of Loss Retrocession Reinsurance Agreement, between Employers Reinsurance Corporation and National Union Fire Insurance Company of
                  Pittsburgh, PA, dated January 1, 2001 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).


           10.4 Whole Account Aggregate Excess of Loss Retrocession Reinsurance Agreement, between Employers Reinsurance Corporation and Underwriters Reinsurance Company (Barbados) Inc., dated January 1, 2001 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

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

           None.

                                   ITEM 14(a)

                     GE Global Insurance Holding Corporation
                                and Subsidiaries

                                    Index to
                        Consolidated Financial Statements
                                       and
                          Financial Statement Schedules


                                                                            Page
                                                                            ----
Consolidated Financial Statements
   Independent Auditors' Report..............................................27
   Consolidated Statement of Earnings........................................28
   Consolidated Statement of Financial Position..............................29
   Consolidated Statement of Stockholder's Equity............................31
   Consolidated Statement of Cash Flows......................................32
   Notes to Consolidated Financial Statements................................33

Financial Statement Schedules
   Schedule II - Condensed Financial Information of Registrant...............58
   Schedule III - Supplementary Insurance Information........................62

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
GE Global Insurance Holding Corporation:


We have audited the accompanying consolidated statements of financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules listed in the Index at Item 14(a) as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company in 2001 changed its method of accounting for derivative instruments and hedging activities.

                                                                        KPMG LLP


Kansas City, Missouri
January 24, 2002

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings



                                                                             Year ended December 31,
                                                                         -------------------------------
(In millions)                                                             2001        2000        1999
                                                                         -------------------------------
Revenues
Net premiums written                                                     $7,392     $ 8,191      $7,147
                                                                         ======      ======      ======

Net premiums earned                                                      $7,185     $ 8,001      $6,896
Net investment income                                                     1,202       1,315       1,151
Net realized gains on istments                                              436         522         699
Other revenues                                                              368         293         285
                                                                         ------     -------      ------
Total revenues                                                            9,191      10,131       9,031
                                                                         ------     -------      ------

Costs and Expenses
Claims, claim expenses and policy benefits                                6,975       6,727       5,385
Insurance acquisition costs                                               1,830       1,913       1,839
Amortization of intangibles                                                  92         143         111
Interest expense                                                            102         126         102
Other operating costs and expenses                                          569         529         518
Minority interest in net earnings of consolidated
   subsidiaries                                                              89          88          88
                                                                         ------     -------      ------
Total costs and expenses                                                  9,657       9,526       8,043
                                                                         ------     -------      ------

Earnings (loss) before income taxes and cumulative effect of
   change in accounting principle                                          (466)        605         988
                                                                         ------     -------      ------

Provision for income taxes:
   Current                                                                 (297)       (109)        216
   Deferred                                                                  15         133          52
                                                                         ------     -------      ------
                                                                           (282)         24         268
                                                                         ------     -------      ------
Earnings (loss) before cumulative effect of change in
   accounting principle                                                    (184)        581         720
                                                                         ------     -------      ------

Cumulative effect of change in accounting principle                         (11)          -           -
                                                                         ------     -------      ------

Net earnings (loss)                                                      $ (195)    $   581      $  720
                                                                         ======     =======      ======


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                  Consolidated Statement of Financial Position



                                                                                        December 31,
                                                                                -------------------------
(In millions)                                                                      2001             2000
                                                                                -------------------------
Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value                   $19,769          $18,761
   Equity securities, at fair value                                                  641              718
   Short-term investments, at amortized cost                                       1,748            1,348
   Other invested assets                                                             337              364
                                                                                 -------          -------
   Total investments                                                              22,495           21,191

Cash                                                                                 470              196

Securities and indebtedness of related parties                                       296              676

Accrued investment income                                                            386              407

Premiums receivable                                                                4,376            3,844

Funds held by reinsured companies                                                    720              740

Reinsurance recoverables                                                          10,367            6,436

Deferred insurance acquisition costs                                               1,615            1,494

Intangible assets                                                                  1,585            1,640

Other assets                                                                       2,808            1,940
                                                                                 -------          -------

Total assets                                                                     $45,118          $38,564
                                                                                 =======          =======




                                                                                      December 31,
                                                                                --------------------------
(In millions)                                                                     2001               2000
                                                                                --------------------------

Liabilities and equity
Claims and claim expenses                                                       $22,033           $17,678
Accumulated contract values                                                       2,909             2,161
Future policy benefits for life and health contracts                              2,965             2,636
Unearned premiums                                                                 2,763             2,584
Other reinsurance balances                                                        2,935             2,062
Contract deposit liabilities                                                        915             1,169
Other liabilities                                                                 1,181               840
Long-term borrowings                                                              1,655             1,654
Indebtedness to related parties                                                     217               578
                                                                                -------           -------
   Total liabilities                                                             37,573            31,362
                                                                                -------           -------

Minority interest in equity of consolidated
   subsidiaries                                                                   1,183             1,177
                                                                                -------           -------

Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                                            150               150
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                                              5                 5
Paid-in capital                                                                   1,425               845
Retained earnings                                                                 5,002             5,204
Accumulated unrealized gains on investment securities - net (a)                      23               143
Accumulated foreign currency translation adjustments (a)                           (241)             (322)
Derivatives qualifying as hedges (a)                                                 (2)                -
                                                                                -------           -------
   Total stockholder's equity                                                     6,362             6,025
                                                                                -------           -------

Total liabilities and equity                                                    $45,118           $38,564
                                                                                =======           =======


(a) The sum of accumulated unrealized gains on investment securities, accumulated foreign currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $(220) million and $(179) million at year-end 2001 and 2000, respectively.

See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity


                                                                                                           Accumulated
                                                                                                            Nonowner
                                                                                                             Changes
                                                                Preferred   Common   Paid-In    Retained   Other Than
(In millions)                                                     Stock     Stock    Capital    Earnings    Earnings      Total
                                                                --------------------------------------------------------------------

Balances, January 1, 1999                                          $150       $5     $  845       $4,161      $859        $6,020
   Changes other than transactions with share owner:
     Net earnings                                                     -        -          -          720         -           720
     Net unrealized losses on investment securities (a)               -        -          -            -      (408)         (408)
     Foreign currency translation adjustments (b)                     -        -          -            -       (33)          (33)
     Reclassification adjustments (c)                                 -        -          -            -      (473)         (473)
                                                                                                                           -----
       Total changes other than transactions with share owner                                                               (194)
                                                                                                                           -----


   Dividends paid on preferred stock                                  -        -          -           (8)        -            (8)
   Dividends paid on common stock                                     -        -          -         (243)        -          (243)
                                                                   ----       --     ------       ------     -----        ------

Balances, December 31, 1999                                         150        5        845        4,630       (55)        5,575
                                                                                                                          ------
   Changes other than transactions with share owner:
     Net earnings                                                     -        -          -          581         -           581
     Net unrealized gains on investment securities (a)                -        -          -            -       452           452
     Foreign currency translation adjustments (b)                     -        -          -            -      (216)         (216)
     Reclassification adjustments  (c)                                -        -          -            -      (360)         (360)
                                                                                                                          ------
        Total changes other than transactions with share owner                                                               457
                                                                                                                          ------

   Dividends paid on preferred stock                                  -        -          -           (7)        -            (7)
                                                                   ----       --      -----       ------     -----        ------

Balances, December 31, 2000                                         150        5        845        5,204      (179)        6,025
                                                                                                                          ------
   Changes other than transactions with share owner:
     Capital contribution received                                    -        -        580            -         -           580
     Net loss                                                         -        -          -         (195)        -          (195)
     Net unrealized gains on investment securities (a)                -        -          -            -       162           162
     Foreign currency translation adjustments (b)                     -        -          -            -        81            81
     Derivatives qualifying as hedges (d)                             -        -          -            -        (2)           (2)
     Reclassification adjustments (c)                                 -        -          -            -      (282)         (282)
                                                                                                                          ------
        Total changes other than transactions with share owner                                                               344
                                                                                                                          ------

   Dividends paid on preferred stock                                  -        -          -           (7)        -            (7)
                                                                   ----       --     ------       ------     -----        ------

Balances, December 31, 2001                                        $150       $5     $1,425       $5,002     $(220)       $6,362
                                                                   ====       ==     ======       ======     =====        ======


(a) Presented net of taxes of $(78) million, $(195) million and $233 million in 2001, 2000 and 1999, respectively.

(b) Presented net of taxes of $(62) million, $113 million and $17 million in 2001, 2000 and 1999, respectively.

(c) Presented net of taxes of $154 million, $189 million and $274 million in 2001, 2000 and 1999, respectively. (Note: In addition to net realized gains on investment securities, the 2000 and 1999 reclassification adjustments include $27 million and $48 million, respectively, in pre-tax gains related to available-for-sale investment securities held by an investee accounted for under the equity method; these gains were included in other revenues in the accompanying consolidated statement of earnings.)
    (d) Presented net of taxes of $1 million in 2001.

See Notes to Consolidated Financial Statements.


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                                                                              Year ended December 31,
                                                                         -------------------------------
(In millions)                                                               2001      2000      1999
                                                                        -------------------------------

Cash Flows From Operating Activities
Net earnings (loss)                                                     $   (195)    $  581    $   720
Adjustments to reconcile net earnings (loss) to cash
     from (used for) operating activities:
         Claims and claim expenses                                         3,863      1,084      1,574
         Future policy benefits for life and health contracts                271        589        182
         Unearned premiums                                                   129        207        400
         Funds held by reinsured companies                                    47       (103)         5
         Reinsurance recoverables                                         (3,697)    (1,579)    (1,409)
         Deferred income taxes                                                15        133         52
         Income taxes payable (receivable)                                  (133)      (120)        10
         Amortization of insurance acquisition costs                       1,830      1,913      1,839
         Insurance acquisition costs deferred                             (1,916)    (2,200)    (1,915)
         Net realized gains on investments                                  (436)      (522)      (699)
         Other, net                                                          155       (124)       130
                                                                         -------    -------    -------
     Cash from (used for) operating activities                               (67)      (141)       889
                                                                         -------    -------    -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
     Purchases                                                           (17,706)    (9,823)    (7,995)
     Sales                                                                14,797      7,235      6,399
     Maturities                                                            2,337        940      1,566
Equity securities:
     Purchases                                                              (459)    (1,175)    (2,812)
     Sales                                                                   191      3,522      2,812
Net purchases of short-term investments                                     (400)      (560)      (216)
Net cash paid for acquisitions and in-force reinsurance
     transactions                                                              -          -       (258)
Net cash received from dispositions                                            -          -         88
Other investing activities                                                   100         28        136
                                                                         -------    -------    -------
     Cash from (used for) investing activities                            (1,140)       167       (280)
                                                                         -------    -------    -------

Cash Flows From Financing Activities
Change in contract deposits                                                  (33)        38       (171)
Net contract accumulation payments                                           746          6        (87)
Proceeds from short-term borrowings                                          289        105        132
Principal payments on short-term borrowings                                 (339)      (721)      (426)
Proceeds from long-term borrowings                                             -        691        395
Capital contribution received                                                400          -          -
Dividends paid                                                                (7)        (7)      (251)
                                                                         -------    -------    -------
     Cash from (used for) financing activities                             1,056        112       (408)
                                                                         -------    -------    -------

Effect of exchange rate changes on cash                                      425       (301)      (100)
                                                                         -------    -------    -------

Increase (decrease) in cash                                                  274       (163)       101
Cash at beginning of year                                                    196        359        258
                                                                         -------     ------    -------
Cash at end of year                                                      $   470     $  196    $   359
                                                                         =======     ======    =======


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

2.   Summary of Significant Accounting Policies

Investments

Substantially all of the Company's fixed maturity securities and marketable equity securities have been designated as available-for-sale, and are reported at fair value with net unrealized gains or (losses) included in stockholder's equity, net of applicable taxes and certain other adjustments. Such reported fair values are based primarily on quoted market prices or, if quoted prices are not available, are valued by third party pricing vendors. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and specific prospects for the issuer. Realized gains or (losses) on sales of investments are determined on the specific-identification method and include adjustments to the net realizable value of investments for declines in value that are considered to be other than temporary. Investment income is recognized as earned and includes the accretion of discounts and amortization of premiums related to fixed maturity securities.

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

Certain insurance acquisition costs, principally commissions, brokerage expenses and premium taxes, are deferred and amortized over the contract period in which the related premiums are earned. Future investment income is considered in determining the recoverability of deferred insurance acquisition costs.

The liabilities for claims and claim expenses represent the estimated liabilities for reported claims plus those incurred but not yet reported and the related estimated claim settlement expenses. The liabilities for claims and claim expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate cost of all claims incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the liabilities for claims and claim expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates. Included in the liabilities for claims and claim expenses are $820 million and $823 million at December 31, 2001 and 2000, respectively, of long-term disability claims that are discounted at a 6% rate (See Note 12).

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

Future policy benefits for traditional life and health contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or at the date of purchase. Interest rate assumptions used in calculating the present value generally ranged from 3-9% at December 31, 2001 and 2000. Interest rates credited to universal life contracts and investment contracts are generally guaranteed for a specified time period with renewal rates determined by the issuing insurance company. Such crediting interest rates generally ranged from 3-9% in 2001, 2000 and 1999.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

Acquisition costs include costs and expenses that vary with, and are primarily related to, the acquisition of insurance and investment contracts, such as commissions and certain support costs, such as underwriting and policy issuance expenses. For traditional insurance contracts, the acquisition costs are amortized over the premium paying periods or, in the case of limited-payment contracts, over the estimated benefit payment periods using assumptions consistent with those used in computing future policy benefit reserves. For universal life contracts and investment contracts, the amortization is based on the anticipated gross profits from investments, surrender and other charges net of interest credited, mortality and maintenance expenses. As actual gross profits vary from projected gross profits, the impact on amortization is included in net income.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible premiums receivable, reinsurance recoverables and other doubtful accounts at the time such losses are estimated to have been incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers, collateral value (such as letters of credit and funds held balances) and legal right-of-offset of related claim liabilities. The allowance is recorded as a valuation account that reduces the corresponding asset. The allowance totaled $159 million and $74 million at December 31, 2001 and 2000, respectively.

Goodwill

The Company amortizes goodwill recorded in connection with its business combinations over periods ranging from 15 to 30 years using the straight-line method. If goodwill is identified with long-lived assets that are subject to an impairment loss, and an adjustment is to be made to reflect fair value, the goodwill is reduced or eliminated before the carrying value of such long-lived assets is written down to fair value. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

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

Income Taxes

GE Global Insurance, together with its domestic property and casualty insurance/reinsurance subsidiaries, various non-insurance subsidiaries and its parent, GE Capital Services, are included in the consolidated federal income tax return of GE Company. GE Global Insurance's two domestic life insurance subsidiaries are taxed as life insurance companies, and those subsidiaries each file separate federal income tax returns.

The international insurance company subsidiaries of GE Global Insurance file separate income tax returns in the countries where the subsidiaries are domiciled or operate.

The Company utilizes the liability method in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The Company establishes a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized.

Foreign Currency Translation

The Company operates in a multiple functional currency environment whereby revenues and expenses in functional currencies are translated using periodic weighted average exchange rates during the year and functional currency assets and liabilities are translated at the rates of exchange in effect at the close of the year. Gains or losses resulting from translating the functional currencies into U.S. dollars are accumulated in a separate component of stockholder's equity, entitled "accumulated foreign currency translation adjustments." It is the Company's general policy to offset currency risk related to insurance claims and claim expenses by maintaining investment securities matched to the major currencies represented in its recorded net claim-related liabilities. This approach to reducing currency risk is sometimes supplemented by the use of foreign currency forward purchase or sale contracts. In addition, the Company partially hedges the foreign currency risk on its foreign subsidiary investments and certain foreign currency denominated intercompany loans by utilizing cross currency swaps and foreign currency forward purchase or sale contracts (See Note 14). As a result, while foreign currency may have significantly impacted individual asset, liability, revenue and expense categories, the net effect of foreign currency transactions on operating results during 2001, 2000 and 1999 was not material.

Benefit Plans

Prior to September 30, 1999, employees of the Company and its domestic subsidiaries were covered by trusteed, noncontributory defined benefit pension plans and unfunded postretirement plans that provided medical benefits and life insurance benefits to substantially all employees and their dependents. Effective October 1, 1999, the majority of the Company's domestic employees began participating in a trusteed, contributory defined benefit pension plan sponsored by the Company's ultimate parent, GE Company. Additionally, effective September 30, 1999, the Company terminated substantially all of its domestic postretirement plans, with covered employees becoming participants in similar plans sponsored by GE Company. The existing accumulated postretirement benefit

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.       Summary of Significant Accounting Policies (continued)

obligations under the terminated plans were also transferred to GE Company, with no gain or loss resulting from this transaction. GE Company charges the Company, in turn, for its relative share of the costs associated with the overall GE Company Group Pension and Postretirement Plans. Certain of the Company's international subsidiaries also sponsor noncontributory defined benefit pension plans for their employees or participate in GE Company sponsored contributory defined benefit plans. The net effect of all benefit plans on the consolidated statement of financial position and statement of earnings for 2001, 2000 and 1999 was not material.

Accounting Changes

At January 1, 2001,  the  Company  adopted  Statement  of  Financial  Accounting
Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of net foreign investments or future cash flows. For derivatives qualifying as hedges of net foreign investments, the effective portion of changes in fair value is recorded in a separate component of stockholder's equity entitled "accumulated foreign currency translation adjustments." For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. Further information about derivatives and hedging is provided in note 14.

The cumulative effect of adopting this accounting change at January 1, 2001, was as follows:


      (In millions)                                    Earnings (a)
                                                       -----------

      Adjustment to fair value of derivatives            $(17)
      Income tax effect                                     6
      Total                                              ----
                                                         $(11)
                                                         ====

     (a) For earnings effect, amount shown is net of adjustment to hedged items.

The cumulative effect on earnings was due to the effect of marking to market options and currency contracts used for hedging. Decreases in the fair values of these instruments were attributable to movements in embedded interest rates since inception of the hedging arrangements.

This accounting change did not involve cash, and management expects that it will have no more than a modest effect on future results.

3.   Acquisitions and Dispositions

On  March  4,  1999,  the  Company  completed  the  acquisition  of  Eagle  Star
Reinsurance Company Limited ("Eagle Star Re", subsequently merged with GE Frankona Reinsurance Limited, an affiliate) from Zurich Financial Services for a cash consideration of approximately $346 million. The cash consideration was provided through existing funds. Eagle Star Re is a leading London Market non-life reinsurance company principally doing business through intermediaries. The transaction excludes substantially all business written by Eagle Star Re before 1993. The acquisition has been accounted for as a purchase; accordingly, the operating results of Eagle Star Re have been included in the Company's consolidated financial statements since the date of acquisition.

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


                                                                                    December 31, 2001
                                                                     ------------------------------------------------
                                                                                    Gross        Gross      Estimated
                                                                     Amortized    Unrealized  Unrealized      Fair
(In millions)                                                           Cost        Gains       Losses        Value
                                                                     ------------------------------------------------

Fixed maturity securities:
   U.S. government                                                       $ 237       $ 4         $ (1)        $ 240
   International government                                              3,565        65          (26)        3,604
   Tax-exempt                                                            6,068        73          (76)        6,065
   Corporate                                                             6,341       114         (130)        6,325
   U.S. mortgage-backed and other asset-backed                           2,551        49          (13)        2,587
   International mortgage-backed and other asset-backed                    939        12           (3)          948
                                                                       -------      ----         ----       -------
   Total fixed maturity securities                                      19,701       317         (249)       19,769
Equity securities                                                          660        19          (38)          641
Short-term investments                                                   1,748         -            -         1,748
Other invested assets                                                      337         -            -           337
                                                                       -------      ----        -----       -------
Total investments                                                      $22,446      $336        $(287)      $22,495
                                                                       =======      ====        =====       =======



                                                                                   December 31, 2000
                                                                     ------------------------------------------------
                                                                                    Gross         Gross     Estimated
                                                                     Amortized    Unrealized   Unrealized     Fair
(In millions)                                                           Cost        Gains        Losses       Value
                                                                     -------------------------------------------------

Fixed maturity securities:
  U.S. government                                                      $   474      $  5        $   (4)     $   475
  International government                                               2,183        44           (28)       2,199
  Tax-exempt                                                             6,756       254           (13)       6,997
  Corporate                                                              6,462        91          (160)       6,393
  U.S. mortgage-backed and other asset-backed                            1,899        34           (11)       1,922
  International mortgage-backed and other asset-backed                     772        10            (7)         775
                                                                       -------      ----         -----       ------
  Total fixed maturity securities                                       18,546       438          (223)      18,761
Equity securities                                                          689        68           (39)         718
Short-term investments                                                   1,348         -             -        1,348
Other invested assets                                                      364         -             -          364
                                                                       -------      ----         -----      -------
Total investments                                                      $20,947      $506         $(262)     $21,191
                                                                       =======      ====         =====      =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

4.   Investments (continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2001 are summarized, by stated maturity, as follows:


                                                                       Estimated
                                                          Amortized      Fair
(In millions)                                                Cost        Value
                                                          ----------------------

Maturity:
   Due in 2002                                            $   792      $   799
   Due in 2003-2006                                         3,476        3,519
   Due in 2007-2011                                         5,826        5,807
   Due after 2011                                           6,117        6,109
                                                          -------      -------
                                                           16,211       16,234
Mortgage-backed and other asset-backed securities           3,490        3,535
                                                          -------      -------
Total fixed maturity securities                           $19,701      $19,769
                                                          =======      =======


The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Major categories of investment income are summarized as follows:


                                                            Year ended December 31,
                                                         ----------------------------
(In millions)                                             2001       2000        1999
                                                         ----------------------------

Gross investment income:
   Fixed maturity securities                            $1,049     $1,081     $   997
   Equity securities                                        14         82          58
   Short-term investments                                   73         66          45
   Securities and indebtedness of related parties           23         22          21
   Other                                                    64         79          47
                                                        ------     ------     -------
                                                         1,223      1,330       1,168
Investment expenses                                        (21)       (15)        (17)
                                                        ------     ------      ------
Net investment income                                   $1,202     $1,315      $1,151
                                                        ======     ======      ======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

4.   Investments (continued)

The Company's sales proceeds and realized gains and losses on investment securities are summarized as follows:


                                                                 Year ended December 31,
                                                              -----------------------------
(In millions)                                                   2001       2000      1999
                                                              -----------------------------

Sales proceeds from investment securities                     $14,988    $10,757    $9,211
                                                              =======    =======    ======

Net realized gains on investments before income taxes:
 Fixed maturity securities:
     Gross realized gains                                        $517       $194      $119
     Gross realized losses                                        (81)       (87)      (87)
  Equity securities:
     Gross realized gains                                          43        696       734
     Gross realized losses                                        (43)      (281)      (67)
                                                                 ----       ----      ----
  Total net realized gains before income taxes                    436        522       699
Provision for income taxes                                       (154)      (178)     (255)
                                                                 ----       ----      ----
Net realized gains on investments, after income taxes            $282       $344      $444
                                                                 ====       ====      ====



The change in net unrealized gains (losses), before income taxes, on fixed maturity securities was $(147) million, $511 million and $(1,179) million in 2001, 2000 and 1999, respectively; the corresponding amounts for equity securities were $(48) million, $(330) million and $(209) million in 2001, 2000 and 1999, respectively; and the corresponding amounts for other invested assets were $(29) million and $(74) million in 2000 and 1999, respectively.

The Company had investments in fixed maturity securities with a carrying amount of $1,090 million and $857 million at December 31, 2001 and 2000, respectively, on deposit with state and provincial insurance departments to satisfy regulatory requirements.

5.       Intangible Assets

The Company's intangible assets are summarized as follows:


                                                             December 31,
                                                      --------------------------
(In millions)                                           2001              2000
                                                      --------------------------

Goodwill                                              $1,313             $1,327
Present value of future profits (" PVFP")                165                200
Other                                                    107                113
                                                      ------             ------
                                                      $1,585             $1,640
                                                      ======             ======


The Company's intangible assets are shown net of accumulated amortization of $668 million and $568 million at December 31, 2001 and 2000, respectively.

The PVFP was determined using risk adjusted discount rates from 8% to 15% and the interest rates selected for the valuation were determined based on the applicable interest rates in the country of risk and the risk inherent in the realization of the estimated future profits. PVFP is being amortized using the interest method over the duration of the related life business, approximately 20 years, as the premiums or gross profits on the books of business are recognized.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

6.   Claims and Claim Expenses

The Company's reconciliation of its beginning and ending claims and claim expense liabilities, net of reinsurance, is summarized as follows:




                                                                             Year ended December 31,
                                                                        ---------------------------------
(In millions)                                                             2001        2000        1999
                                                                        ---------------------------------

Balance at January 1 - gross                                             $17,678     $18,134     $15,852
Less reinsurance recoverables                                            (4,924)      (4,314)     (2,936)
                                                                         ------      -------     -------
Balance at January 1 - net                                                12,754      13,820      12,916
                                                                         -------     -------     -------

Claims and expenses incurred:
  Current year                                                             6,164       5,525       4,789
  Prior years                                                                811         934         340
                                                                         -------     -------     -------
                                                                           6,975       6,459       5,129
                                                                         -------     -------     -------

Claims and expenses paid:
  Current year                                                            (1,076)     (1,650)     (1,672)
  Prior years                                                             (5,596)     (5,290)     (2,997)
                                                                         -------     -------     -------
                                                                          (6,672)     (6,940)     (4,669)
                                                                         -------     -------     -------

Claim reserves related to acquired companies (See Note 3)                      -         279         793

Claim reserves related to disposed companies                                   -           -        (202)

Foreign exchange and other                                                    15        (864)       (147)
                                                                         -------     -------     -------
Balance at December 31 - net                                              13,072      12,754      13,820
Add reinsurance recoverables                                               8,961       4,924       4,314
                                                                         -------     -------     -------
Balance at December 31 - gross                                           $22,033     $17,678     $18,134
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

Unfortunately, the escalation in reported losses relative to associated premiums that emerged in 2000 as discussed below continued in 2001, and at a pace greater than had been anticipated in the actuarial reserve studies completed in late 2000. As a result, in 2001, it again became necessary for the Company to increase claim reserves to reflect the higher ultimate loss projections for prior year loss events. The majority of the adverse development in 2001, and to a lesser extent in 2000, related to higher projected losses on liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial general liability lines of business.

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

The 1999 claims and expenses incurred related to prior years is attributable to higher than normal claim and expense development across a number of lines of business, including property coverages (which was most highly impacted by much higher than expected industry-wide losses with respect to Hurricane Georges), long-term disability and communications/media liability.

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

The gross liabilities for asbestos-related illness and toxic waste cleanup claims and claim expenses and the related reinsurance recoverables were $786 million and $165 million, respectively, at December 31, 2001. These amounts are management's best estimate, based on currently available information, of future claim and claim expense payments and recoveries that are expected to develop in future years. The Company monitors evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Changing U.S. government regulations and legislation, including continuing Congressional consideration of a Federal Superfund law, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While the Company has recorded its best estimate of its liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net loss, or the range of net loss, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect the Company's results of operations, financial position or cash flows.

Operating results for 2001 as compared to 2000 were adversely impacted by approximately $575 million ($386 million after tax) related to the insurance losses arising from the events of September 11. This amount, which primarily resulted from contingent premium payments contained in certain retrocession agreements, comprises $698 million recorded as a reduction in net premiums earned, and $78 million reflecting additional claims, claim expenses and policy benefits, partially offset by $201 million reflecting a reduction in insurance acquisition costs. The gross losses arising from the events of September 11 (estimated to be $3.3 billion) relate to underlying insurance policies and reinsurance contracts providing general property, general liability, aviation, business interruption, workers compensation and life and health-related coverages. Historical experience related to large catastrophic events has shown that a broad range of total insurance industry loss estimates often exists following such an event and it is not unusual for there to be significant subsequent revisions in such estimates. $575 million is management's best estimate of its existing net liability based on the information currently available, and is net of estimated recoveries under retrocession arrangements, under which a portion of losses is routinely ceded to other reinsurance entities. Further information regarding potential litigation associated with the events of September 11 is discussed in note 13.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

6.       Claims and Claim Expenses (continued)

The Company's insurance company subsidiaries remain liable to their policyholders if the reinsurers they cede to are unable to meet their contractual obligations under the applicable reinsurance agreements. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Of the $10.4 billion of consolidated reinsurance recoverables at December 31, 2001, approximately 33% is due from 4 specific retrocessionaires, primarily in connection with the Company's aggregate excess of loss retrocession program. All of these retrocessionaires are large, highly rated reinsurance entities. At this time, management does not anticipate that any significant portion of its recorded reinsurance recoverables will be uncollectible.

7.   Income Taxes

The Company's provision for income taxes is summarized as follows:


                                                   Year ended December 31,
                  ----------------------------------------------------------------------------------------
                             2001                             2000                         1999
                  --------------------------      -------------------------      -------------------------
                  United     Inter-               United    Inter-               United    Inter-
(In millions)     States    national   Total      States   National   Total      States   national   Total
                  --------------------------      -------------------------      -------------------------

Current           $(206)     $(91)     $(297)     $(73)    $ (36)     $(109)      $138      $ 78      $216
Deferred            (49)       64         15       202       (69)       133         27        25        52
                  -----      ----      -----      ----     -----      -----       ----      ----      ----
Total             $(255)     $(27)     $(282)     $129     $(105)     $  24       $165      $103      $268
                  =====      ====      =====      ====     =====      =====       ====      ====      ====


Income taxes paid (received) by the Company totaled $(177) million, $22 million and $244 million in 2001, 2000 and 1999, respectively.

The Company's effective income tax rate on pre-tax income differs from the prevailing U.S. corporate federal income tax rate and is summarized as follows:


                                                                 Year ended December 31,
                                                               ---------------------------
                                                               2001       2000       1999
                                                               ---------------------------

Corporate federal income tax rate                              (35)%        35%        35%
Tax-exempt investment income                                   (22)        (20)       (12)
Purchase price adjustment related to recent acquisition         (7)         (1)         -
German restructuring resulting in step-up of tax basis           -         (12)         -
Election to permanently defer certain foreign earnings          (4)         (1)         -
Increase in foreign tax credit capacity                          -          (4)         -
Intercompany dividend payment                                    5           4          3
Other items, net                                                 2           3          1
                                                               ---          --         --
Effective tax rate                                             (61)%         4%        27%
                                                               ===          ==         ==


The Company holds a significant portion of its overall investment portfolio in securities that are substantially exempt from U.S. taxation (principally state and municipal bonds). This is the most significant factor for all years presented in reconciling the prevailing 35% U.S. corporate federal income tax rate to the Company's lower effective tax rate. Additional significant factors contributing to the lower effective tax rate include (1) 2001 - treatment of certain proceeds received in connection with the resolution of issues involving a recent acquisition as a purchase price adjustment for tax purposes and (2) 2000 - tax benefits attributable to a step-up in the tax basis of certain assets following the conversion of a corporate subsidiary to a partnership for German tax purposes.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

7.        Income Taxes (continued)

The significant components of the Company's net deferred tax assets and liabilities are summarized as follows:


                                                                  December 31,
                                                              --------------------
(In millions)                                                   2001        2000
                                                              --------------------


Deferred tax assets:
   Claims and claim expenses                                   $ 362        $206
   Unearned premiums                                             119         169
   Foreign tax credit carryforwards                               37          20
   Foreign currency translation                                  361         320
   Contract deposit assets                                       103         113
   Other                                                         126         135
                                                              ------        ----
   Total deferred tax assets                                   1,108         963
                                                              ------        ----

Deferred tax liabilities:
   Deferred insurance acquisition costs                          510         527
   Net unrealized gains on investment securities                 106          79
    Software                                                      42          45
   Contract deposit liabilities                                  154          41
    Cross currency swaps                                         113         121
   Other                                                         170         181
                                                              ------        ----
   Total deferred tax liabilities                              1,095         994
                                                              ------        ----
Net deferred tax asset (liability)                            $   13        $(31)
                                                              ======        ====



Income taxes payable (receivable) totaled $(122) million and $11 million at December 31, 2001 and 2000, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

8.   Indebtedness to/from Related Parties

The Company and GE Capital Corporation are participants in a revolving credit agreement that involves an international cash pooling arrangement on behalf of certain European affiliates of the Company. In such roles, either participant may make short-term loans to the other as part of the cash pooling arrangement. Each such borrowing shall be repayable upon demand, but not to exceed 364 days. This unsecured line of credit has an interest rate per annum equal to GE Capital Services' cost of funds for the currency in which such borrowing is denominated and is available for an initial term of five years expiring October 21, 2002, and shall be automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. The total amount outstanding on this credit facility was $110 million and $32 million as of December 31, 2001 and 2000, respectively.

The Company has in place a revolving credit agreement with GE Capital Services for an amount up to $600 million that expires January 1, 2003, with an interest rate per annum equal to GE Capital Services' cost of funds. This agreement is automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. The total amount outstanding on this credit facility, including accrued interest payable, was $108 million and $129 million as of December 31, 2001 and 2000, respectively. Interest accrued on such borrowings at an annual weighted-average interest rate of 4.07% and 6.70% for the years ended December 31, 2001 and 2000, respectively. No interest was paid in 2001 or 2000.

In October 1998, the Company entered into an interim loan agreement with GE Capital Corporation for $625 million to fund its acquisition of Medical Protective Corporation. This interim loan agreement had an interest rate per annum equal to GE Capital Corporation's cost of funds. The total balance outstanding under this interim loan agreement, including accrued interest payable, was $666 million as of December 31, 1999, which was repaid in 2000 using proceeds from long-term borrowings (See Note 9). Interest accrued on such borrowings at an annual weighted-average interest rate of 6.16% for the year ended December 31, 2000. Total interest paid in 2000 was $62 million.

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

In June 2000, the Company issued $350 million of redeemable senior unsecured debt securities at 7.5% per annum, that are scheduled to mature on June 15, 2010 and $350 million of redeemable senior unsecured debt securities at 7.75% per annum, that are scheduled to mature on June 15, 2030. The Company received $691 million in net proceeds from the issuance of these notes (after deduction of underwriting discounts and commissions) which was used to repay outstanding short-term borrowings under an interim loan agreement with GE Capital Corporation (See Note 8).

Total interest paid on borrowings was $121 million, $93 million and $55 million in 2001, 2000 and 1999, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

10.  Supplemental Financial Statement and Reinsurance Data

Insurance premiums written and earned in 2001, 2000 and 1999 and life insurance in-force as of December 31, 2001, 2000 and 1999 are summarized as follows:


                                     Insurance Premiums Written
                                  ---------------------------------
                                    Property/
(In millions)                     Casualty      Life       Total
                                 ---------------------------------

2001:
  Direct                           $1,857      $    9     $1,866
  Assumed                           6,092       2,408      8,500
  Ceded                            (2,398)       (576)    (2,974)
                                   ------      ------     ------
  Net                              $5,551      $1,841     $7,392
                                   ======      ======     ======

2000:
  Direct                           $1,455      $    6     $1,461
  Assumed                           6,644       2,044      8,688
  Ceded                            (1,545)       (413)    (1,958)
                                   ------      ------     ------
  Net                              $6,554      $1,637     $8,191
                                   ======      ======     ======

1999:
  Direct                           $  999      $    5     $1,004
  Assumed                           6,373       1,525      7,898
  Ceded                            (1,489)       (266)    (1,755)
                                   ------      ------     ------
  Net                              $5,883      $1,264     $7,147
                                   ======      ======     ======




                                   Insurance Premiums Earned
                               ----------------------------------
                                                                       Life
                                 Propterty/                          Insurance
(In millions)                     Casualty      Life      Total      In-Force
                               -------------------------------------------------

2001:
  Direct                           $1,812      $   10     $1,822     $      -
  Assumed                           5,916       2,448      8,364      624,668
  Ceded                            (2,426)       (575)    (3,001)    (176,593)
                                   ------      ------     ------     --------
  Net                              $5,302      $1,883     $7,185     $448,075
                                   ======      ======     ======     ========

2000:
  Direct                           $1,228      $    6     $1,234     $  3,284
  Assumed                           6,753       2,025      8,778      583,279
  Ceded                            (1,604)       (407)    (2,011)    (174,206)
                                   ------      ------     ------     --------
  Net                              $6,377      $1,624     $8,001     $412,357
                                   ======      ======     ======     ========

1999:
  Direct                           $  890      $    5     $  895     $  2,724
  Assumed                           6,285       1,534      7,819      500,568
  Ceded                            (1,553)       (265)    (1,818)    (165,094)
                                   ------      ------     ------     --------
  Net                              $5,622      $1,274     $6,896     $338,198
                                   ======      ======     ======     ========

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

10.  Supplemental Financial Statement and Reinsurance Data (continued)

Claims, claim expenses and policy benefits incurred in 2001, 2000 and 1999 are summarized as follows:


                                     Property/
       (In millions)                 Casualty      Life        Total
                                     -----------------------------------

       2001
          Direct                     $2,689       $    -        $2,689
          Assumed                     7,588        2,073         9,661
          Ceded                      (4,888)        (487)       (5,375)
                                     ------       ------        ------
          Net                        $5,389       $1,586        $6,975
                                     ======       ======        ======

       2000:
          Direct                     $  682       $    -        $  682
          Assumed                     7,113        1,754         8,867
          Ceded                      (2,460)        (362)       (2,822)
                                     ------       ------        ------
          Net                        $5,335       $1,392        $6,727
                                     ======       ======        ======

       1999:
          Direct                     $  279       $    -        $  279
          Assumed                     6,075        1,289         7,364
          Ceded                      (1,960)        (298)       (2,258)
                                     ------       ------        ------
          Net                        $4,394       $  991        $5,385
                                     ======       ======        ======


The Company's insurance company subsidiaries both assume reinsurance from and cede reinsurance to other insurance companies. That portion of the risks exceeding each subsidiary's retention limit is reinsured with other insurers. The Company also acquires other reinsurance coverages with retentions and limits that management believes are appropriate for the circumstances. In the accompanying consolidated financial statements, premiums, claims, claim expenses and policy benefits and deferred insurance acquisition costs are reported net of reinsurance ceded; claim liabilities, unearned premiums and accruals are reported gross of reinsurance ceded.

The Company's retrocession program includes aggregate excess of loss coverages in which accident year losses exceeding a specified loss ratio are ceded to retrocessionaires. These contracts also contain contingent premium provisions whereby the Company is required to cede additional premiums equal to a specified portion of the covered losses. In 2001, 2000 and 1999, the accident year losses incurred exceeded the specified loss ratio and, accordingly, accruals for reinsurance recoverables and ceded premium payables were reflected in the accompanying consolidated financial statements in accordance with the terms of the underlying retrocession contracts. The associated accrued reinsurance recoverables will be collected when the underlying paid losses exceed the specified loss ratios.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

10.   Supplemental Financial Statement and Reinsurance Data (continued)

For financial reinsurance assumed, premiums received are reported as contract deposit liabilities, not as revenues-the Company reports revenue for the risk fees charged for those services. Statutory policyholder's surplus of the life insurance company subsidiaries has been reduced approximately $154 million at December 31, 2001 in connection with financial reinsurance assumed, principally due to ceding commissions paid in connection with such transactions being expensed as incurred for statutory reporting purposes. Such amounts are secured by future profits on the reinsured business. The Company's life insurance subsidiaries are also subject to the risk that the ceding companies may become insolvent and the right of offset would not be permitted; however, management does not believe such risk is significant.

11.  Stockholder's Equity

ERC has issued 11,673 shares of $100,000 par value, nonredeemable, voting preferred stock to GE Capital Corporation. This preferred stock accrues preferential and cumulative dividends at an annual rate of 7.5%. ERC may, upon approval by its Board of Directors, redeem the preferred stock, in whole or in part, at 100% of the par value of the preferred stock plus all dividends accrued thereon to the date of redemption. Preferred stock dividends paid by ERC totaled $88 million in 2001, 2000 and 1999. These dividends are classified as "Minority interest in net earnings of consolidated subsidiaries" in the Consolidated Statement of Earnings.

GE Global Insurance has issued 1,500 shares of $100,000 par value, nonvoting, cumulative preferred stock to GE Capital Corporation. Dividends on the preferred stock are paid at a rate of 5% per annum if, as and when declared by the Board of Directors of the Company, and totaled $7.5 million in 2001, 2000 and 1999.

During 2001, the Company received capital contributions from its parent, GE Capital Services, totaling $580 million-$400 million in the form of cash and $180 million in the form of other assets. The $400 million capital contribution was made to replenish capital sufficient to cover estimated losses associated with the events of September 11, 2001.

12.   Statutory Accounting Practices

ERC and its domestic insurance company subsidiaries are domiciled in Missouri and Kansas, GE Re is domiciled in Illinois and Medical Protective is domiciled in Indiana. Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the respective state insurance departments. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. There are no significant permitted accounting practices that vary from prescribed accounting practices being utilized by the Company's domestic insurance company subsidiaries, except as noted on page 50.

Effective January 1, 2001, the NAIC required that insurance companies prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the domiciliary state insurance departments. Statutory accounting practices determine, among other things, the statutory surplus of an insurance company and, therefore, the amount of funds that can be paid as dividends. For statutory reporting purposes, accounting changes adopted to conform to these accounting practices are reported as changes in accounting principles, with the cumulative effect reported as an adjustment to 2001 unassigned funds (surplus). The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all periods. As a result of adoption of the model statutory accounting practices, aggregate cumulative adjustments of $234 million were recorded by ERC, GE Re and Medical Protective as an increase to unassigned funds (surplus) at January 1, 2001, primarily related to the recording of deferred tax assets.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


12.  Statutory Accounting Practices (continued)

Stockholder's equity and net income (loss), as reported to the domiciliary state insurance departments in accordance with its prescribed or permitted statutory accounting practices, for the Company's domestic insurance company subsidiaries are summarized as follows:


                                                                 December 31,
                                                            --------------------
(In millions)                                                 2001         2000
                                                            --------------------

Stockholder's equity:
   ERC                                                      $4,858       $4,050
   Property and casualty subsidiaries of ERC                   263          225
   Life and annuity subsidiaries of ERC                      2,568        2,517
   GE Re                                                       735          775
   Medical Protective                                          408          373




                                                        Year ended December 31,
                                                      --------------------------
(In millions)                                         2001        2000      1999
                                                      --------------------------


Net income (loss):
   ERC                                               ($40)        $263      $349
   Property and casualty subsidiaries of ERC           40            9        22
   Life and annuity subsidiaries of ERC               270          665        (9)
   GE Re                                              (71)          80        40
   Medical Protective                                  74           81        66



The payment of stockholder dividends by domestic insurance companies without the prior approval of regulators is limited to formula amounts based on net investment income and/or net income, capital and surplus determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding 12 months. The maximum amount available for the payment of dividends by ERC without prior regulatory approval is $273 million at December 31, 2001. Such amount will increase to $341 million by December 31, 2002. Of this amount, $88 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. GE Re will not be able to make any dividend payments during 2002 without the prior approval of the Director of Insurance for the State of Illinois. The maximum amount available for the payment of dividends during 2002 by Medical Protective without prior regulatory approval is $74 million after December 27, 2002.

Prescribed statutory accounting practice permits claims and claim expense liabilities associated with long-term disability to be accounted for on a discounted basis although the Missouri Department of Insurance requires that insurance companies obtain written permission to discount certain claims and claim expense liabilities. ERC has received written approval from the Missouri Department of Insurance to discount its claims and claim expense liabilities related to long-term disability business. The total discount recognized for statutory purposes was $235 million and $244 million at December 31, 2001 and 2000, respectively.

ERC has also received written approval from the Missouri Department of Insurance to take credit for certain otherwise unauthorized reinsurance by obtaining a parental guarantee from GE Global Insurance (See Note 14).

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


12.   Statutory Accounting Practices (continued)

The NAIC has adopted minimum risk-based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Each of GE Global Insurance's domestic insurance company subsidiaries exceeded the minimum risk-based capital requirements at December 31, 2001.

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

Effective January 1, 2001, certain of the Company's international operations (licensed in the European Union ("EU") member states) are required to comply with the EU Directive on Supplementary Supervision of Insurance Undertakings in an Insurance Group. This directive is designed to address solvency issues for groups of insurance companies and supplements the solvency tests historically performed on individual insurance companies. The main goal of this directive is to assess the overall capital available to the group, rather than on an individual company basis, and identify potential risks. The Company is currently in the process of performing such required solvency tests in anticipation of the first filing in 2002.

13.   Contingencies

There are no pending legal proceedings beyond the ordinary course of business that, in the opinion of the Company's management, based on information available at the date of this report, would have a material adverse effect on the Company's consolidated results of operations or financial condition, except as noted in the following paragraph.

As a result of the  September  11, 2001  terrorist  attacks,  both towers of the
World Trade Center in New York City ("WTC") were completely destroyed. Industrial Risk Insurers ("IRI"), an affiliate of ERC, was one of the primary insurers of the WTC with an occurrence policy limit of $237 million. In addition, ERC reinsured part of the various other primary insurers of the WTC, limits of which are also written on a per occurrence basis. The principal lessee of the WTC is alleging that the damage to (i.e., the loss of) each tower was a separate occurrence. It is the contention of all insurers of the WTC that the policies were written in such a way that the loss of both towers in this instance constituted one occurrence. Suit has been filed in the United States District Court in New York seeking a declaratory judgment on this question. IRI is a party to this suit, as are several of ERC's reinsureds. Discovery in the suit(s) is underway. Both IRI and ERC have retrocessional coverage on their exposure to WTC losses covering a portion of losses incurred. Management believes that there is compelling evidence supporting their contention that the loss of both towers constituted a single occurrence of loss and is prepared to defend this position vigorously (including litigation if required) and, accordingly, has established claim reserves on this basis.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

14.   Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities, amounts due from or to related parties, accrued investment income, separate accounts, other receivables and payables and, beginning in 2001, derivative financial instruments. Other assets and liabilities - those not carried at fair value - are discussed in the following pages. Apart from certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although management has made every effort to develop the fairest representation of fair value for this section, if would be unusual if the estimates could actually have been realized at December 31, 2001 or 2000.

A description of how fair values are estimated follows.

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


Information about certain assets and liabilities that were not carried at fair value at December 31, 2001 and 2000, is summarized as follows:



                                                    December 31, 2001                             December 31, 2000
                                         ------------------------------------------  --------------------------------------------
                                                          Assets (liabilities)                          Assets (liabilities)
                                                      -----------------------------               -------------------------------
                                                               Estimated Fair Value                          Estimated Fair Value
                                           Notional   Carrying --------------------   Notional    Carrying   --------------------
(In millions)                               Amount      Amount    High      Low        Amount      Amount      High       Low
                                         ------------------------------------------   -------------------------------------------


Assets:
  Other cash financial instruments            (a)         45       46        46         (a)          93         95         95

Liabilities:
  Borrowings (b)                              (a)     (1,655)  (1,795)   (1,795)        (a)      (1,654)    (1,711)    (1,711)
  Accumulated contract values                 (a)     (1,846)  (1,851)   (1,851)        (a)      (1,060)    (1,039)    (1,039)
  Financial guaranty reinsurance           1,930          (9)     (10)      (13)     3,877          (19)       (21)       (28)
  Performance guarantees,
    principally letters of credit            687           -        -         -        644            -          -          -



(a)  These financial instruments do not have notional amounts.
(b)  See Note 9.

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

14.      Fair Value of Financial Instruments (continued)

Derivatives and Hedging

The Company's global business activities routinely deal with fluctuations in interest rates, in currency exchange rates and other asset prices. The Company applies strict policies to managing each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

On January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as discussed in note 2. The paragraphs that follow provide additional information about derivatives and hedging relationships in accordance with the requirements of SFAS 133.

Cash Flow Hedges

Under SFAS 133, cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can arise from changes in interest rates or currency exchange rates. For example, certain loans used to finance the Company's foreign operations are denominated in functional currencies which are not reporting currency. To eliminate the currency exposure, the Company will contractually commit to pay a fixed rate of interest in the functional currency to a counterparty who will pay the Company a fixed rate of interest in the reporting currency (a "currency swap"). These currency swaps are then designated as a cash flow hedge of the associated foreign currency fixed rate loan. If, as would be expected, the derivative is perfectly effective in offsetting variability due to changes in currency exchange rates on the loans, changes in its fair value are recorded in a separate component in equity and released to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided below.

During 2001, an amount of $1.0 million was transferred to earnings along with the earnings effects of the related forecasted transaction for no net impact on earnings. At December 31, 2001, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $2.0 million, of which $1.5 million was expected to be transferred to earnings in 2002. In 2001, there were no forecasted transactions that failed to occur. At December 31, 2001, the term of the derivative instrument hedging a forecasted transaction, except that related to variability due to changes in foreign currency exchange rates on an existing financial instrument, was zero.

Net Investment Hedges

The net investment hedge designation under SFAS 133 refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. At the Company, currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, such exposures are managed using currency forwards and, until the first quarter of 2001, cross currency swaps.

Derivatives Not Designated as Hedges

SFAS 133 specifies criteria that must be met in order to apply any of the two classes of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. The Company uses derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. Under SFAS 133, derivatives that do not qualify for hedge accounting are marked to market through earnings.

The Company uses option contracts, including caps, floors and collars, as an economic hedge of changes in equity prices on certain types of assets and liabilities. For example, the Company uses equity options to hedge the risk of changes in equity prices embedded in insurance liabilities associated with annuity contracts.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

14.  Fair Value of Financial Instruments (continued)

Fair Value of Derivatives

At December 31, 2001, the fair value of derivatives in a gain position and recorded in "other assets" is $394 million and the fair value of derivatives in a loss position and recorded in "other liabilities" is $64 million.

The following table provides fair value information about derivative instruments for the year 2000. Following adoption of SFAS 133 on January 1, 2001, all derivative instruments are reported at fair value in the financial statements and similar disclosures for December 31, 2001, are not relevant.


                                                  December  31, 2000
                                       -----------------------------------------
                                                       Assets(liabilities)
                                                 -------------------------------
                                       Notional  Carrying
(In millions)                           Amount    Amount   Estimated Fair Value
                                       --------  --------  ---------------------

Assets:
  Options, including "floors"            $209      $  6             $ 12

Liabilities:
  Currency forwards                       591         2                2

Other firm commitments:
 Cross currency swaps                     647       292              275



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

International property/casualty operations are conducted through a network of subsidiaries and branch offices located throughout the world and include reinsurance of property/casualty business in those countries and elsewhere.

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

The Company's industry segment activity is summarized as follows:


                                                   2001 - Industry Segments
                                               ---------------------------------
                                               Property/
(In millions)                                  Casualty     Life   Consolidated
                                               ---------------------------------

Net premiums written                           $  5,551   $ 1,841    $  7,392
                                               ========   =======    ========

Net premiums earned                            $  5,302   $ 1,883    $  7,185
Net investment income                               833       369       1,202
Net realized gains on investments                   380        56         436
Other revenues                                      210       158         368
                                                -------    ------     -------
Total revenues                                    6,725     2,466       9,191
                                                -------    ------     -------

Claims, claim expenses and policy benefits        5,389     1,586       6,975
Insurance acquisition costs                       1,397       433       1,830
Other operating costs and expenses                  665       187         852
                                                -------    ------     -------
Total costs and expenses                          7,451     2,206       9,657
                                                -------    ------     -------

Earnings (loss) before income taxes and
   cumulative effect of change in
   accounting principle                         $  (726)   $  260     $  (466)
                                                =======   =======     =======

Total assets at December 31                     $33,611   $11,507     $45,118
                                                =======   =======     =======

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


15.  Segment Information (continued)



                                                   2000 - Industry Segments
                                               ---------------------------------
                                               Property/
(In millions)                                  Casualty     Life   Consolidated
                                               ---------------------------------

Net premiums written                           $  6,554   $ 1,637    $  8,191
                                               ========   =======    ========

Net premiums earned                            $  6,377   $ 1,624    $  8,001
Net investment income                               953       362       1,315
Net realized gains on investments                   425        97         522
Other revenues                                      169       124         293
                                                -------    ------     -------
Total revenues                                    7,924     2,207      10,131
                                                -------    ------     -------

Claims, claim expenses and policy benefits        5,335     1,392       6,727
Insurance acquisition costs                       1,553       360       1,913
Other operating costs and expenses                  669       217         886
                                                -------    ------     -------
Total costs and expenses                          7,557     1,969       9,526
                                                -------    ------     -------

Earnings before income taxes                    $   367    $  238     $   605
                                                =======    ======     =======

Total assets at December 31                     $28,200   $10,364     $38,564
                                                =======   =======     =======



                                                   1999 - Industry Segments
                                               ---------------------------------
                                               Property/
(In millions)                                  Casualty     Life   Consolidated
                                               ---------------------------------

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


                                                                        Geographic Area
                                                            -------------------------------------------
(In millions)                                               Domestic      International    Consolidated
                                                            --------------------------------------------

2001:
   Revenues                                                $  5,829        $  3,362        $   9,191
   Earnings (loss) before income taxes and cumulative
     effect of change in accounting principle                  (468)              2             (466)
   Identifiable assets at December 31                        27,489          17,629           45,118

2000:
   Revenues                                                $  5,617        $  4,514         $ 10,131
   Earnings before income taxes                                 357             248              605
   Identifiable assets at December 31                        23,285          15,279           38,564

1999:
   Revenues                                                $  5,301        $  3,730         $  9,031
   Earnings before income taxes                                 667             321              988
   Identifiable assets at December 31                        22,043          15,518           37,561




16.  Unaudited Quarterly Financial Data

The Company's quarterly financial results and other data in 2001 and 2000 are summarized as follows:


                                                      Year ended December 31, 2001
                                              ---------------------------------------------
                                               First       Second       Third        Fourth
(In millions)                                 Quarter     Quarter      Quarter      Quarter
                                              ---------------------------------------------

Net premiums earned                           $2,011       $2,000       $1,066       $2,108
Net investment income                            316          290          303          293
Total costs and expenses                       2,332        2,339        2,100        2,886
Net earnings (loss)                               71          126         (238)        (154)



                                                      Year ended December 31, 2000
                                              ---------------------------------------------
                                               First      Second       Third        Fourth
                                              Quarter     Quarter     Quarter      Quarter
                                              ---------------------------------------------

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

                          Financial Statement Schedules




                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                                (Parent Company)

                              Statement of Earnings


                                                       Year ended December 31,
                                                    ----------------------------
(In millions)                                        2001        2000       1999
                                                    ----------------------------

Revenues
Net investment income                               $  12      $   11      $   1
Equity in undistributed earnings (losses)            (239)        582        393
Dividends from subsidiaries                           136          88        387
Other income                                           21           7          -
                                                    -----       -----       ----
Total revenues                                        (70)        688        781
                                                    -----       -----       ----

Costs and Expenses
Interest expense                                      127         121         68
Other operating costs and expenses                     52          34         26
                                                    -----        ----        ---
Total costs and expenses                              179         155         94
                                                    -----        ----        ---

Earnings before income taxes                         (249)        533        687

Income tax benefit                                     54          48         33
                                                    -----        ----       ----

Net earnings (loss)                                 $(195)       $581       $720
                                                    =====        ====       ====


See Notes to Condensed Financial Information of Registrant.


                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                         Statement of Financial Position


                                                                             December 31,
                                                                        ---------------------
(In millions)                                                              2001        2000
                                                                        ---------------------

Assets
Cash                                                                    $    24        $    1
Investment in subsidiaries                                                7,944         7,577
Fixed maturity securities available for sale, at fair value                   5             -
Short-term investments, at amortized cost                                    12            89
Indebtedness of related parties                                             198           144
Other assets                                                                 25            22
                                                                         ------        ------

Total assets                                                             $8,208        $7,833
                                                                         ======        ======

Liabilities and equity
Other liabilities                                                        $   81        $   25
Long-term borrowings                                                      1,655         1,654
Indebtedness to related parties                                             110           129
                                                                         ------        ------
   Total liabilities                                                      1,846         1,808
                                                                         ------        ------


Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                                    150           150
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,000 shares                                      5             5
Paid-in capital                                                           1,425           845
Retained earnings                                                         5,002         5,204
Accumulated unrealized gains on investment securities - net (a)              23           143
Accumulated foreign currency translation adjustments - (a)                 (241)         (322)
Derivatives qualifying as hedges - (a)                                       (2)            -
                                                                         ------        ------
   Total stockholder's equity                                             6,362         6,025
                                                                         ------        ------

Total liabilities and equity                                             $8,208        $7,833
                                                                         ======        ======


(a)  The  sum  of  accumulated  unrealized  gains  on   investment   securities,
     accumulated foreign currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $(220) million and $(179) million at year-end 2001 and 2000, respectively.

See Notes to Condensed Financial Information of Registrant.


                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                             Statement of Cash Flows


                                                                 Year ended December 31,
                                                              ---------------------------
(In millions)                                                  2001       2000      1999
                                                              ---------------------------

Cash Flows From Operating Activities
Net earnings (loss)                                           $(195)      $581      $720
Adjustments to reconcile net earnings (loss) to cash
   from operating activities:
     Equity in undistributed earnings                           239       (625)     (393)
     Other, net                                                 (12)        54        (7)
                                                              -----       ----      ----
   Cash from operating activities                                32         10       320
                                                              -----       ----      ----

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
     Purchases                                                  (46)         -         -
     Sales                                                       33          -         -
Net (purchases) sales of short-term investments                  77         (7)      (34)
Investment in subsidiaries                                     (440)      (108)     (694)
                                                              -----      -----     -----
   Cash used for investing activities                          (376)      (115)     (728)
                                                              -----      -----     -----

Cash Flows From Financing Activities
Proceeds from short-term borrowings                               -        126       694
Payments on short-term borrowings                               (26)      (708)     (426)
Proceeds from long-term borrowings                                -        691       395
Capital contribution received                                   400          -         -
Dividends paid                                                   (7)        (7)     (251)
                                                              -----       ----     -----
   Cash from financing activities                               367        102       412
                                                              -----       ----     -----

Increase (decrease) in cash                                      23         (3)        4
Cash at beginning of year                                         1          4         -
                                                              -----       ----      ----
Cash at end of year                                           $  24       $  1      $  4
                                                              =====       ====      ====


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

2.       Dividends from Subsidiaries

Cash dividends paid to GE Global Insurance by its consolidated subsidiaries were
$136  million,   $109  million  and  $323  million  in  2001,   2000  and  1999,
respectively.


                                                                                                Schedule III

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                       Supplementary Insurance Information


    Column A                 Column B         Column C             Column D       Column E          Column F
-------------------------------------------------------------------------------------------------------------
                             Deferred     Claims and Claim
                            Insurance       Expenses and                         Accumulated           Net
                           Acquisition      Future Policy          Unearned        Contract         Premiums
(In millions)                 Costs       Benefit Reserves         Premiums         Values           Earned
                           ------------------------------------------------------------------------------------
December 31, 2001:
   Property/Casualty          $ 504            $20,882              $2,598         $    -            $5,302
   Life                       1,111              4,116                 165          2,909             1,883
                             ------            -------              ------         ------            ------
   Total                     $1,615            $24,998              $2,763         $2,909            $7,185
                             ======            =======              ======         ======            ======

December 31, 2000:
   Property/Casualty          $ 547            $16,932              $2,368         $    -            $6,377
   Life                         947              3,382                 216          2,161             1,624
                              -----            -------              ------         ------            ------
   Total                     $1,494            $20,314              $2,584         $2,161            $8,001
                             ======            =======              ======         ======            ======

December 31, 1999:
   Property/Casualty         $  410            $17,435              $2,326         $    -            $5,622
   Life                       1,008              2,929                 208          2,164             1,274
                             ------            -------              ------         ------            ------
   Total                     $1,418            $20,364              $2,534         $2,164            $6,896
                             ======            =======              ======         ======            ======




                             Column G         Column H              Column I       Column J        Column K
                           ----------------------------------------------------------------------------------

                                                                  Amortization      Other
                                            Claims, Claim         of Deferred     Operating
                               Net          Expenses and           Insurance        Costs             Net
                            Investment     Policy Benefits        Acquisition        and           Premiums
                              Income          Incurred               Costs         Expenses         Written
                           ----------------------------------------------------------------------------------

December 31, 2001:
   Property/Casualty         $  833            $5,389               $1,397          $ 665            $5,551
   Life                         369             1,586                  433            187
                             ------            ------               ------          -----
   Total                     $1,202            $6,975               $1,830          $ 852
                             ======            ======               ======          =====

December 31, 2000:
   Property/Casualty         $  953            $5,335               $1,553          $ 669            $6,554
   Life                         362             1,392                  360            217
                             ------            ------               ------          -----
   Total                     $1,315            $6,727               $1,913          $ 886
                             ======            ======               ======          =====

December 31, 1999:
   Property/Casualty         $  853            $4,394               $1,467          $ 637            $5,883
   Life                         298               991                  372            182
                             ------            ------               ------          -----
   Total                     $1,151            $5,385               $1,839          $ 819
                             ======            ======               ======          =====

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                               GE GLOBAL INSURANCE HOLDING CORPORATION

March 8, 2002                                                  By:                /s/ Marc A. Meiches
                                                                   -------------------------------------------------
                                                                                    Marc A. Meiches
                                                                    Senior Vice President and Chief Financial Officer


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


              Signatures                                            Title                                    Date
              ----------                                            -----                                    ----

        /s/ RONALD R. PRESSMAN           President, Chief Executive Officer and Director                March 8, 2002
----------------------------------------
          Ronald R. Pressman             (Principal Executive Officer)

          /s/ MARC A. MEICHES            Senior Vice President, Chief Financial Officer and Director    March 8, 2002
----------------------------------------
            Marc A. Meiches              (Principal Financial Officer)

        /s/ DENNIS D. DAMMERMAN          Chairman                                                       March 8, 2002
----------------------------------------
          Dennis D. Dammerman

          /s/ JAMES A. PARKE             Director                                                       March 8, 2002
----------------------------------------
            James A. Parke

        /s/ NICHOLAS J. SPAETH           Senior Vice President and General Counsel                      March 8, 2002
----------------------------------------
          Nicholas J. Spaeth

        /s/ WILLIAM J. STEILEN           Vice President and Controller                                  March 8, 2002
----------------------------------------
          William J. Steilen             (Principal Accounting Officer)