Form 10-Q
period 2002-03-30
GE GLOBAL INSURANCE HOLDING CORP
filed 2002-05-13
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 30, 2002
                                                 --------------


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ________to________



                                -----------------

                         Commission file number 0-27394

                                -----------------


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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At May 13, 2002, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.







                                                             TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
    PART I - FINANCIAL INFORMATION.

    Item 1.                 Financial Statements..........................................................................       1

    Item 2.                 Management's Discussion and Analysis of Results of Operations.................................       7

    Exhibit 12.             Computation of Ratio of Earnings to Fixed Charges.............................................       9


    PART II - OTHER INFORMATION.

    Item 6.                 Exhibits and Reports on Form 8-K..............................................................      10

    Signatures.             ..............................................................................................      11

    Index to Exhibits.      ..............................................................................................      12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)

                                                                                        Three months ended
                                                                                -----------------------------------
(In millions)                                                                   March 30, 2002       March 31, 2001
                                                                                --------------       --------------
Revenues
Net premiums written                                                               $2,119                $2,102
                                                                                   ======                ======

Net premiums earned                                                                $1,991                $2,011
Net investment income                                                                 271                   316
Net realized gains on investments                                                      40                    64
Other revenues                                                                         55                    46
                                                                                   ------                ------
Total revenues                                                                      2,357                 2,437
                                                                                   ------                ------

Costs and Expenses
Claims, claim expenses and policy benefits                                          1,614                 1,618
Insurance acquisition costs                                                           430                   488
Other operating costs and expenses                                                    180                   204
Minority interest in net earnings of
   consolidated subsidiaries                                                           22                    22
                                                                                   ------                ------
Total costs and expenses                                                            2,246                 2,332
                                                                                   ------                ------

Earnings
Earnings before income taxes and cumulative effect of
     change in accounting principle                                                   111                   105
Provision for income taxes                                                             26                    23
                                                                                   ------                ------

Earnings before cumulative effect of change in
     accounting principle                                                              85                    82

Cumulative effect of change in accounting principle                                     -                   (11)
                                                                                   ------                ------

Net earnings                                                                           85                    71
Dividends on preferred stock                                                           (2)                   (2)
Retained earnings at beginning of period                                            5,002                 5,204
                                                                                   ------                ------

Retained earnings at end of period                                                 $5,085                $5,273
                                                                                   ======                ======

See Notes to Condensed, Consolidated Financial Statements.


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                   March 30, 2002         December 31, 2001
                                                                                --------------         -----------------
                                                                                 (Unaudited)
Assets
Investments:
  Fixed maturity securities, at fair value                                         $19,604                   $19,769
  Equity securities, at fair value                                                     586                       641
  Other invested assets                                                              2,111                     2,085
                                                                                   -------                   -------
  Total investments                                                                 22,301                    22,495

Cash                                                                                   992                       470
Premiums receivable                                                                  4,413                     4,376
Other receivables                                                                    1,412                     1,402
Reinsurance recoverables                                                            10,265                    10,367
Deferred insurance acquisition costs                                                 1,664                     1,615
Other assets                                                                         4,211                     4,393
                                                                                   -------                   -------

Total assets                                                                       $45,258                   $45,118
                                                                                   =======                   =======


Liabilities and equity
Claims and claim expenses                                                          $21,536                   $22,033
Accumulated contract values                                                          2,886                     2,909
Future policy benefits for life and health contracts                                 3,019                     2,965
Unearned premiums                                                                    2,938                     2,763
Other reinsurance balances                                                           3,168                     2,935
Other liabilities                                                                    2,537                     2,313
Long-term borrowings                                                                 1,655                     1,655
                                                                                   -------                   -------
  Total liabilities                                                                 37,739                    37,573
                                                                                   -------                   -------

Minority interest in equity of consolidated subsidiaries                             1,183                     1,183
                                                                                   -------                   -------

Accumulated non-owner changes in equity:
  Accumulated unrealized gains (losses) on investment securities - net                 (86)                       23
  Accumulated foreign currency translation adjustments                                (246)                     (241)
  Derivatives qualifying as hedges                                                       3                        (2)
                                                                                   -------                   -------
      Total accumulated non-owner changes in equity                                   (329)                     (220)

Preferred stock                                                                        150                       150
Common stock                                                                             5                         5
Paid-in capital                                                                      1,425                     1,425
Retained earnings                                                                    5,085                     5,002
                                                                                   -------                   -------
  Total stockholder's equity                                                         6,336                     6,362
                                                                                   -------                   -------

Total liabilities and equity                                                       $45,258                   $45,118
                                                                                   =======                   =======


See Notes to Condensed, Consolidated Financial Statements.



                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                                               Three months ended
                                                                     --------------------------------------
(In millions)                                                        March 30, 2002          March 31, 2001
                                                                     --------------          --------------

Cash from (used for) operating activities                               $   281                 $  (431)
                                                                        -------                 -------

Cash Flows From Investing Activities
Fixed maturity securities:
  Purchases                                                              (3,413)                 (3,372)
  Sales                                                                   2,759                   3,301
  Maturities                                                                556                     244
Equity securities:
  Purchases                                                                (199)                    (57)
  Sales                                                                     282                      31
Net sales of short-term investments                                          29                     197
Other investing activities                                                  (85)                      8
                                                                        -------                 -------
  Cash from (used for) investing activities                                 (71)                    352
                                                                        -------                 -------

Cash Flows From Financing Activities
Change in contract deposits                                                  15                     (13)
Net contract accumulation receipts (payments)                               (23)                     13
Proceeds from short-term borrowings                                         141                      42
Principal payments on short-term borrowings                                 (20)                     (4)
Dividends paid                                                               (2)                     (2)
                                                                        -------                 -------
  Cash from financing activities                                            111                      36
                                                                        -------                 -------

Effect of exchange rate changes on cash                                     201                     189
                                                                        -------                 -------

Increase in cash                                                            522                     146
Cash at beginning of period                                                 470                     196
                                                                        -------                 -------
Cash at end of period                                                   $   992                 $   342
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

3. The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology.

     The Company ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously-reported segment information to correspond to the earnings measurements by which businesses will be evaluated. In accordance with the requirements of SFAS 131, Reporting Segments of a Business Enterprise, previously reported segment results (presented in footnote 6) have been restated to be consistent with 2002 reporting. Goodwill amortization expense for the three months ended March 31, 2001, was $22 million ($18 million after-tax). The effect on earnings of excluding such goodwill amortization expense from the first three months of 2001 follows:


       (In millions)                                                          Three months ended
                                                                      ----------------------------------
                                                                      March 30, 2002      March 31, 2001
                                                                      --------------      --------------
       Earnings before accounting changes                                   $85                $ 82
                                                                            ---                ----

       Earnings before accounting changes, excluding 2001
          goodwill amortization                                             $85                $100
                                                                            ---                ----

       Net earnings                                                         $85                $ 71
                                                                            ---                ----

       Net earnings, excluding 2001 goodwill amortization                   $85                $ 89
                                                                            ---                ----


     Under SFAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)

3.   (continued)

     A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

     The result of testing goodwill of the Company for impairment in accordance with SFAS 142, as of January 1, 2002, resulted in no impairment charge.


                                                        At March 30, 2002                      At December 31, 2001
                                                --------------------------------        ---------------------------------
     (In millions)                              Gross Carrying      Accumulated         Gross Carrying        Accumulated
                                                   Amount           Amortization            Amount            Amortization
                                                --------------      ------------        --------------        ------------
     Intangibles Subject to Amortization
     Present value of future profits ("PVFP")        $264              $(105)                 $267               $(102)
     All other                                          5                 (3)                  136                 (29)
                                                     ----              -----                  ----               -----
          Total                                      $269              $(108)                 $403               $(131)
                                                     ====              =====                  ====               =====


     Amortization expense related to intangible assets, excluding goodwill for the first quarter of 2002 and 2001, was $5 million and $6 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance to be amortized over each of the next five years is as follows:

            2002 . . . . . . . . . . . . . . . . . . 10.1%
            2003 . . . . . . . . . . . . . . . . . . 10.1%
            2004 . . . . . . . . . . . . . . . . . . 9.7%
            2005 . . . . . . . . . . . . . . . . . . 9.2%
            2006 . . . . . . . . . . . . . . . . . . 7.6%

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

     In addition, the Company had capitalized software (net of accumulated amortization) of $137 million and $142 million at March 30, 2002 and December 31, 2001, respectively. Amortization expense related to the capitalized software was approximately $7 million in both the first quarter of 2002 and 2001.

     The only change to recorded goodwill during the period ended March 30, 2002 was an addition of $104 million, representing amounts reclassified from other intangible assets as of the January 1, 2002 adoption date of SFAS 142.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)

4. At January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings in the first quarter of 2001 of $11 million.

5.   Changes  in   stockholder's  equity  that  did  not  result  directly  from transactions with the share owner were as follows:


                                                                           Three months ended
                                                                  --------------------------------------
     (In millions)                                                March 30, 2002          March 31, 2001
                                                                  --------------          --------------
     Net earnings                                                      $  85                    $ 71
     Net unrealized gains (losses) on investment securities             (109)                    172
     Foreign currency translation adjustments                             (5)                     73
     Derivatives qualifying as hedges                                      5                       -
                                                                       -----                    ----
     Total                                                             $ (24)                   $316
                                                                       =====                    ====




6.   The Company's operating segment activity is summarized as follows:


                                                                           Three months ended
                                                                  --------------------------------------
     (In millions)                                                March 30, 2002          March 31, 2001
                                                                  --------------          --------------
     Revenues
     Property/Casualty                                                $1,710                   $1,791
     Life                                                                647                      646
                                                                      ------                   ------
     Total revenues                                                   $2,357                   $2,437
                                                                      ======                   ======

     Earnings before income taxes and cumulative effect of
        change in accounting principle (1)
     Property/Casualty                                                $   66                   $   30
     Life                                                                 45                       97
                                                                      ------                   ------
     Total earnings before income taxes and cumulative effect
        of change in accounting principle                             $  111                   $  127
                                                                      ======                   ======

     (1) Amounts for 2001 have been adjusted to exclude goodwill amortization expense for consistent comparative purposes.

Item 2.  Management's Discussion and Analysis of Results of Operations.

Overview

Net earnings before cumulative effect of change in accounting principle (discussed in note 4 of this 10Q report) for the first three months of 2002 was $85 million, a $3 million increase from the first three months of 2001. This slight increase in reported profitability reflects: (1) improved underwriting results within the property and casualty insurance/reinsurance segment due to the combination of recent hardening of pricing and lower average acquisition costs, somewhat offset by continued adverse development relating to prior-year loss events, (2) lower levels of investment-related income (including net realized gains) and (3) the impact of adoption of SFAS 142, which resulted in the amortization of goodwill ceasing effective January 1, 2002.

The Company's two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices. Although the movement in certain foreign currency exchange rates during 2002 and 2001 had a slight impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. The Company's operating segment activity is summarized as follows:




                                                                          Three months ended
                                                                  ----------------------------------
(In millions)                                                     March 30, 2002      March 31, 2001
                                                                  --------------      --------------
Revenues
Property/Casualty                                                     $1,710              $1,791
Life                                                                     647                 646
                                                                      ------              ------
Total revenues                                                        $2,357              $2,437
                                                                      ======              ======

Earnings before income taxes and cumulative effect of
   change in accounting principle (1)
Property/Casualty                                                     $   66              $   30
Life                                                                      45                  97
                                                                      ------              ------
Total earnings before income taxes and cumulative effect
   of change in accounting principle                                  $  111              $  127
                                                                      ======              ======

(1) Amounts for 2001 have been adjusted to exclude goodwill amortization expense for consistent comparative purposes.

Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first three months of 2002, the property and casualty combined ratio was 108.1%, compared to 113.6% for the same period in 2001. The lower combined ratio in 2002 primarily reflects the recent hardening of pricing within the overall property and casualty insurance/reinsurance industry and lower average acquisiton costs, somewhat offset by continued adverse development relating to prior-year loss events. Earnings before income taxes and cumulative effect of change in accounting principle from property and casualty operations increased $36 million in the first three months of 2002, primarily attributable to the lower combined ratio in 2002 as compared with 2001.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first three months of 2002, the life operations generated revenues and earnings before income taxes and cumulative effect of change in accounting principle of $647 million and $45 million, respectively, compared to $646 million and $97 million, respectively, for the same period in 2001. While 2002 revenues remained consistent with 2001 levels, the decrease in 2002 earnings before income taxes and cumulative effect of change in accounting principle is primarily attributable to increased net borrowing costs resulting from currency and interest rate changes, lower levels of realized investment gains and non-recurring income generated in 2001 related to the commutation of certain single-premium bond business.

Operating Results

Net premiums written and net premiums earned in 2002 were relatively consistent with the 2001 levels (increase of $17 million or 1% and decrease of $20 million or 1%, respectively), primarily attributable to the recent hardening of pricing within the overall property and casualty insurance/reinsurance industry and a focus on growth within certain niche markets, largely offset by the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken in 2001.

Net  investment  income  decreased  $45  million  or  14%  in  2002,   primarily
attributable to the lower interest rate environment in both the U.S. and Europe in the current year as compared with 2001.

Net realized gains on investments decreased $24 million or 38% in 2002, primarily attributable to lower levels of portfolio repositioning in 2002 as compared to 2001 coupled with the impact of a lower interest rate environment.

Other revenues increased $9 million or 20% in 2002, primarily attributable to a slight increase in fee-related income within the life reinsurance segment.

Claims, claim expenses and policy benefits in 2002 remained relatively in line with the comparable period in 2001 (decrease of $4 million or less than 1%), consistent with premium volumes as discussed above. The lower loss ratios realized for the 2002 accident year as a result of the hardening pricing environment discussed above were largely negated by continued adverse development relating to prior-year loss events. The Company has reached its purchased limit of coverage on the 1999 aggregate retro program and is approaching its purchased limit of coverage for the 2000 and 2001 programs.

Insurance acquisition costs decreased $58 million or 12% in 2002, primarily attributable to the slight decrease in net earned premiums discussed above and a shift in the mix of business underwritten to that having a lower acquisition cost as a percentage of premiums written.

Other operating costs and expenses (including amortization of goodwill) decreased $24 million or 12% in 2002, primarily attributable to the termination of goodwill amortization in 2002 associated with the implementation of SFAS 142. Absent the goodwill amortization expense in 2001, other operating costs and expenses would have decreased only $2 million or 1% in 2002.

Provision for income taxes was $26 million for the first three months of 2002 (an effective tax rate of 23.4%), compared to $23 million for the first three months of 2001 (an effective tax rate of 21.9%). The slightly higher effective tax rate in 2002 primarily reflects a lower proportion of tax-exempt investment income.


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


                                         GE GLOBAL INSURANCE HOLDING CORPORATION
                                         ---------------------------------------
                                                        (Registrant)



Date:  May 13, 2002           By:              /s/ MARC A. MEICHES
                               -------------------------------------------------
                                                Marc A. Meiches
                               Senior Vice President and Chief Financial Officer
                                           (Principal Financial Officer)



Date:  May 13, 2002           By:           /s/ WILLIAM J. STEILEN
                               -------------------------------------------------
                                               William J. Steilen
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


                                Index to Exhibits



Exhibit No.                                                                Page
-----------                                                                ----

    12         Computation of ratio of earnings to fixed charges...........  9