Form 10-Q
period 2002-06-29
GE GLOBAL INSURANCE HOLDING CORP
filed 2002-07-31
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 29, 2002
                                                 -------------


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ________to________


                                 --------------
                         Commission file number 0-27394
                                 --------------


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At July 31, 2002, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.







                                                             TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
    PART I - FINANCIAL INFORMATION.

    Item 1.                 Financial Statements..........................................................................       1

    Item 2.                 Management's Discussion and Analysis of Results of Operations.................................       8

    Exhibit 12.             Computation of Ratio of Earnings to Fixed Charges.............................................      13

    Exhibit 99.1.           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
                            Sarbanes-Oxley Act Of 2002 ...................................................................      14

    Exhibit 99.2.           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
                            Sarbanes-Oxley Act Of 2002 ...................................................................      15


    PART II - OTHER INFORMATION.

    Item 6.                 Exhibits and Reports on Form 8-K..............................................................      16

    Signatures.             ..............................................................................................      17

    Index to Exhibits.      ..............................................................................................      18



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)

                                                                        Three months ended                   Six months ended
                                                                  ------------------------------      ------------------------------
(In millions)                                                     June 29, 2002    June 30, 2001      June 29, 2002    June, 30 2001
                                                                  -------------    -------------      -------------    -------------
Revenues
Net premiums written                                                  $1,620           $1,945              $3,739          $4,047
                                                                      ======           ======              ======          ======

Net premiums earned                                                   $1,719           $2,000              $3,710          $4,011
Net investment income                                                    272              290                 543             606
Net realized gains on investments                                         18               77                  58             141
Other revenues                                                            21              154                  76             200
                                                                      ------           ------              ------          ------
Total revenues                                                         2,030            2,521               4,387           4,958
                                                                      ------           ------              ------          ------

Costs and Expenses
Claims, claim expenses and policy benefits                             1,693            1,649               3,307           3,267
Insurance acquisition costs                                              469              480                 899             968
Other operating costs and expenses                                       183              187                 363             391
Minority interest in net earnings of
   consolidated subsidiaries                                              22               23                  44              45
                                                                      ------           ------              ------          ------
Total costs and expenses                                               2,367            2,339               4,613           4,671
                                                                      ------           ------              ------          ------

Earnings (loss)
Earnings (loss) before income taxes and cumulative effect
   of change in accounting principle                                    (337)             182                (226)            287
Income tax expense (benefit)                                            (120)              56                 (94)             79
                                                                      ------           ------              ------          ------

Earnings (loss) before cumulative effect of change
    in accounting principle                                             (217)             126                (132)            208

Cumulative effect of change in accounting principle                        -                -                   -             (11)
                                                                      ------           ------              ------          ------

Net earnings (loss)                                                     (217)             126                (132)            197
Dividends on preferred stock                                              (2)              (2)                 (4)             (4)
Retained earnings at beginning of period                               5,085            5,273               5,002           5,204
                                                                      ------           ------              ------          ------
Retained earnings at end of period                                    $4,866           $5,397              $4,866          $5,397
                                                                      ======           ======              ======          ======


See Notes to Condensed, Consolidated Financial Statements.



                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                   June 29, 2002         December 31, 2001
                                                                                -------------         -----------------
                                                                                 (Unaudited)

Assets
Investments:
  Fixed maturity securities, at fair value                                         $20,311                 $19,769
  Equity securities, at fair value                                                     655                     641
  Other invested assets                                                              2,244                   2,085
                                                                                   -------                 -------
  Total investments                                                                 23,210                  22,495

Cash                                                                                   455                     470
Premiums receivable                                                                  4,380                   4,376
Other receivables                                                                    1,379                   1,402
Reinsurance recoverables                                                            10,443                  10,367
Deferred insurance acquisition costs                                                 1,636                   1,615
Other assets                                                                         4,308                   4,393
                                                                                   -------                 -------

Total assets                                                                       $45,811                 $45,118
                                                                                   =======                 =======


Liabilities and equity
Claims and claim expenses                                                          $22,096                 $22,033
Accumulated contract values                                                          2,829                   2,909
Future policy benefits for life and health contracts                                 3,156                   2,965
Unearned premiums                                                                    2,921                   2,763
Other reinsurance balances                                                           3,287                   2,935
Other liabilities                                                                    2,242                   2,313
Long-term borrowings                                                                 1,655                   1,655
                                                                                   -------                 -------
  Total liabilities                                                                 38,186                  37,573
                                                                                   -------                 -------

Minority interest in equity of consolidated subsidiaries                             1,184                   1,183
                                                                                   -------                 -------

Accumulated non-owner changes in equity:
  Accumulated unrealized gains on investment
      securities - net                                                                 100                      23
  Accumulated foreign currency translation adjustments                                (116)                   (241)
  Derivatives qualifying as hedges                                                      11                      (2)
                                                                                   -------                 -------
      Total accumulated non-owner changes in equity                                     (5)                   (220)

Preferred stock                                                                        150                     150
Common stock                                                                             5                       5
Paid-in capital                                                                      1,425                   1,425
Retained earnings                                                                    4,866                   5,002
                                                                                   -------                 -------
  Total stockholder's equity                                                         6,441                   6,362
                                                                                   -------                 -------

Total liabilities and equity                                                       $45,811                 $45,118
                                                                                   =======                 =======


See Notes to Condensed, Consolidated Financial Statements.



                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                                             Six months ended
                                                                   -------------------------------------
(In millions)                                                      June 29, 2002           June 30, 2001
                                                                   -------------           -------------

Cash from operating activities                                       $   328                  $   213
                                                                     -------                  -------

Cash Flows From Investing Activities
Fixed maturity securities:
  Purchases                                                           (6,065)                  (7,476)
  Sales                                                                4,994                    6,703
  Maturities                                                             881                      502
Equity securities:
  Purchases                                                             (315)                    (196)
  Sales                                                                  331                       84
Net (purchases) sales of short-term investments                         (106)                     120
Other investing activities                                               (75)                      16
                                                                     -------                  -------
  Cash used for investing activities                                    (355)                    (247)
                                                                     -------                  -------

Cash Flows From Financing Activities
Change in contract deposits                                               13                        2
Net contract accumulation payments                                       (81)                     (10)
Proceeds from short-term borrowings                                       70                       64
Principal payments on short-term borrowings                              (21)                      (9)
Dividends paid                                                            (4)                      (4)
                                                                     -------                  -------
  Cash from (used for) financing activities                              (23)                      43
                                                                     -------                  -------

Effect of exchange rate changes on cash                                   35                      110
                                                                     -------                  -------

Increase (decrease) in cash                                              (15)                     119
Cash at beginning of period                                              470                      196
                                                                     -------                  -------
Cash at end of period                                                $   455                  $   315
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

     The Company ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously-reported segment information to correspond to the earnings measurements by which businesses were to be evaluated. In accordance with the requirements of SFAS 131, Reporting Segments of a Business Enterprise, previously reported segment results (presented in footnote 6), have been restated to be consistent with 2002 reporting. Goodwill amortization expense for the quarter and first six months ended June 30, 2001, was $20 million ($16 million after-tax) and $42 million ($34 million after-tax), respectively. The effect on earnings of excluding such goodwill amortization from the second quarter and first six months of 2001 follows:


                                                                Three months ended                          Six months ended
                                                          -------------------------------           -------------------------------
(In millions)                                             June 29, 2002     June 30, 2001           June 29, 2002     June 30, 2001
                                                          -------------     -------------           -------------     -------------

Earnings (loss) before cumulative effect of
  change in accounting principle                              $(217)             $126                   $(132)             $208
                                                              -----              ----                   -----              ----

Earnings (loss) before cumulative effect of
  change in accounting principle,
  excluding goodwill amortization                             $(217)             $142                   $(132)             $242
                                                              -----              ----                   -----              ----


Net earnings (loss)                                           $(217)             $126                   $(132)             $197
                                                              -----              ----                   -----              ----

Net earnings (loss), excluding 2001
  goodwill amortization                                       $(217)             $142                   $(132)             $231
                                                              -----              ----                   -----              ----

                                       4

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

     A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results.

     The result of testing goodwill of the Company for impairment in accordance with SFAS 142, as of January 1, 2002, resulted in no impairment charge.


                                                            At June 29, 2002                     At December 31, 2001
                                                      --------------------------            ------------------------------
(In millions)                                          Gross                                 Gross
                                                      Carrying      Accumulated             Carrying          Accumulated
                                                       Amount       Amortization             Amount           Amortization
                                                      --------      ------------            --------          ------------
Intangibles Subject to Amortization
Present value of future profits ("PVFP")                $271           $(114)                 $267               $(102)
Capitalized software                                     184             (52)                  185                 (43)
All other                                                  5              (3)                  136                 (29)
                                                        ----           -----                  ----               -----
Total                                                   $460           $(169)                 $588               $(174)
                                                        ====           =====                  ====               =====


     Amortization expense related to intangible assets, excluding goodwill for both the second quarter of 2002 and 2001, was $14 million and for the first six months of 2002 and 2001 was $26 million and $27 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance to be amortized over each of the next five years follows:

            2002 . . . . . . . . . . . . . . . . .    10.1%
            2003 . . . . . . . . . . . . . . . . .    10.1%
            2004 . . . . . . . . . . . . . . . . .     9.7%
            2005 . . . . . . . . . . . . . . . . .     9.2%
            2006 . . . . . . . . . . . . . . . . .     7.6%


     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

     The only change to recorded goodwill during the period ended June 29, 2002 was an addition of $104 million, representing amounts reclassified from other intangible assets as of the January 1, 2002 adoption date of SFAS 142.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)


4. At January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the statement of financial position at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings in the first quarter of 2001 of $11 million and comprised a portion of the effect of marking to market options and currency contracts used for hedging.

5.   Changes  in  stockholder's  equity   that  did  not  result  directly  from
     transactions with the share owner were as follows:

                                                                           Three months ended
                                                                   -------------------------------------
     (In millions)                                                 June 29, 2002           June 30, 2001
                                                                   -------------           -------------

     Net earnings (loss)                                               $(217)                   $126
     Net unrealized gains (losses) on investment securities              186                    (173)
     Foreign currency translation adjustments                            130                     (33)
     Derivatives qualifying as hedges-net changes in value                 8                      (8)
                                                                       -----                    ----
     Total                                                             $ 107                    $(88)
                                                                       =====                    ====

                                                                            Six months ended
                                                                   -------------------------------------
     (In millions)                                                 June 29, 2002           June 30, 2001
                                                                   -------------           -------------

     Net earnings (loss)                                               $(132)                   $197
     Net unrealized gains (losses) on investment securities               77                      (1)
     Foreign currency translation adjustments                            125                      40
     Derivatives qualifying as hedges-net changes in value                13                      (8)
                                                                       -----                    ----
     Total                                                             $  83                    $228
                                                                       =====                    ====


6.   The Company's operating segment activity is summarized as follows:

                                                                            Three months ended
                                                                   -------------------------------------
     (In millions)                                                 June 29, 2002           June 30, 2001
                                                                   -------------           -------------

     Revenues
     Property/Casualty                                                $1,433                   $2,037
     Life                                                                597                      484
                                                                      ------                   ------
     Total revenues                                                   $2,030                   $2,521
                                                                      ======                   ======

     Earnings (loss) before income taxes and cumulative
        effect of change in accounting principle (1)
     Property/Casualty                                                $ (349)                  $  147
     Life                                                                 12                       55
                                                                      ------                   ------
     Total earnings (loss) before income taxes and cumulative
        effect of change in accounting principle                      $ (337)                  $  202
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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)

6.   (continued)

                                                                             Six months ended
                                                                   -------------------------------------
     (In millions)                                                 June 29, 2002           June 30, 2001
                                                                   -------------           -------------
     Revenues
     Property/Casualty                                                 $3,143                  $3,828
     Life                                                               1,244                   1,130
                                                                       ------                  ------
     Total revenues                                                    $4,387                  $4,958
                                                                       ======                  ======

     Earnings (loss) before income taxes and cumulative
        effect of change in accounting principle (1)
     Property/Casualty                                                 $ (283)                 $  177
     Life                                                                  57                     152
                                                                       ------                  ------
     Total earnings (loss) before income taxes and cumulative
         effect of change in accounting principle                      $ (226)                 $  329
                                                                       ======                  ======

     (1) Amounts for 2001 have been adjusted to exclude goodwill amortization expense for consistent comparative purposes.

Item 2.  Management's Discussion and Analysis of Results of Operations.

SECOND QUARTER OF 2002 COMPARED WITH SECOND QUARTER OF 2001

Overview

GE Global Insurance incurred a loss before cumulative effect of change in accounting principle (discussed in note 4 of this 10Q report) of $217 million for the second quarter of 2002, as compared to earnings of $126 million for the comparable period in 2001. The significant decrease in reported profitability is primarily attributable to an approximately $550 million pre-tax charge made during the period to reflect identified adverse development related to prior year loss events. Due to the impacts of existing retrocession coverages purchased by the Company, the recording of this adverse development both decreased premium revenues (principally due to higher levels of required ceded premiums) and increased incurred claims and claim expenses. Decreases in net investment income (including net realized gains on investments) and other revenues were largely offset by (1) improved current quarter underwriting results within the property and casualty insurance/reinsurance segment due to the recent hardening price environment and the absence of any significant catastrophic events occurring during the period and (2) the impact of SFAS 142, which resulted in the amortization of goodwill ceasing effective January 1, 2002.

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

                                                                           Second quarter ended
                                                                   -----------------------------------
(In millions)                                                      June 29, 2002         June 30, 2001
                                                                   -------------         -------------

Revenues
Property/Casualty                                                      $1,433                $2,037
Life                                                                      597                   484
                                                                       ------                ------
Total revenues                                                         $2,030                $2,521
                                                                       ======                ======

Earnings (loss) before income taxes and cumulative
   effect of change in accounting principle (1)
Property/Casualty                                                      $ (349)               $  147
Life                                                                       12                    55
                                                                       ------                ------
Total earnings (loss) before income taxes and cumulative
   effect of change in accounting principle                            $ (337)               $  202
                                                                       ======                ======

(1) Amounts for 2001 have been adjusted to exclude goodwill amortization expense for consistent comparative purposes.


Typically, the underwriting performance of property and casualty insurance/reinsurance business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the second quarter of 2002, the property and casualty combined ratio was 142.1%, compared to 112.3% for the same period in 2001. The higher combined ratio in the second quarter of 2002 is primarily attributable to the significant charge taken during the period for identified adverse development related to prior year loss events, somewhat offset by improved current year underwriting results due to the recent hardening price environment and the absence of any significant catastrophic events occurring during the period. Earnings before income taxes and cumulative effect of change in accounting principle from property and casualty operations decreased $496 million for the second quarter 2002, primarily attributable to the higher combined ratio in the second quarter of 2002 as compared with the same period in 2001.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the quarter ended June 29, 2002, the life operations generated revenues and earnings before income taxes and cumulative effect of change in accounting principle of $597 million and $12 million, respectively, compared to $484 million and $55 million, respectively, for the same period in 2001. While the second quarter 2002 revenues increased $113 million or 23% as compared to the same period in 2001, reported earnings before income taxes and cumulative effect of change in accounting principle of the life segment decreased $43 million or 78% as compared to the same period in 2001. This decreased profitability is primarily attributable to (1) a decrease in net realized gains on investments, (2) an increase in net borrowing costs resulting from currency and interest rate changes and (3) a decrease in other revenues principally due to non-recurring income generated in 2001 related to the commutation of certain single-premium bond business.

Operating Results

Net premiums written and net premiums earned decreased $325 million (or 17%) and $281 million (or 14%), respectively for the second quarter of 2002 as compared to the second quarter of 2001. This decrease is primarily attributed to increased levels of ceded premiums associated with adverse development related to prior year loss events identified in the period. In general, second quarter 2002 premiums increased, reflecting the combination of recent hardening pricing within the overall property and casualty insurance/reinsurance industry and a focus on growth within certain niche markets. However, this increase in new and renewal premiums was largely offset by the impact of the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken during 2001 and 2000.

Net investment income decreased $18 million or 6% for the second quarter of 2002 as compared to the second quarter of 2001, primarily attributable to the lower interest rate environment in the U.S.

Net realized gains on investments decreased $59 million or 77% for the second quarter of 2002 as compared to the second quarter of 2001, primarily attributable to fewer sales of investments reflecting gains in the second quarter of 2002 as compared to the same period in 2001 coupled with the impact of a lower interest rate environment.

Other revenues decreased $133 million or 86% for the second quarter of 2002 as compared to the second quarter of 2001, primarily attributable to certain non-recurring revenues in 2001 related to the favorable resolution of issues involving a recent acquisition.

Claims, claim expenses and policy benefits increased $44 million or 3% for the second quarter of 2002 as compared to the second quarter of 2001. This increase is primarily attributable to the adverse development related to prior year loss events identified in the second quarter of 2002, somewhat offset by a lower loss ratio applicable to the current underwriting year as a result of the recent hardening pricing within the overall property and casualty insurance/reinsurance industry. The Company has reached its purchased limit of coverage on the 1999 aggregate retrocession program and is approaching its purchased limit of coverage for the 2000 program.

Insurance acquisition costs decreased $11 million or 2% for the second quarter of 2002 as compared to the second quarter of 2001, primarily attributable to the reduction in net premiums earned discussed above.

Other operating costs and expenses (including amortization of goodwill) for the second quarter of 2002 remained relatively in line with the comparable period in 2001. Absent the goodwill amortization expense in the second quarter of 2001, other operating costs and expenses would have increased $16 million or 10% for the second quarter of 2002, primarily attributable to higher general operating and administrative expense levels.
                                       9

Provision for income taxes was a benefit of $120 million for the second quarter of 2002 (an effective tax benefit rate of 35.6%), compared to an expense of $56 million for the second quarter of 2001 (an effective tax rate of 30.8%). The higher effective tax rate in the second quarter of 2002 results principally from the impact of tax-exempt investment income. In a pre-tax loss quarter such as 2002, the existence of tax-exempt investment income serves to increase the otherwise taxable loss (resulting in a higher effective tax rate), while in a pre-tax income quarter such as 2001, tax-exempt income reduces otherwise taxable income (resulting in a lower effective tax rate).

FIRST HALF OF 2002 COMPARED WITH FIRST HALF OF 2001

Overview

GE  Global  Insurance  incurred  a loss  before  cumulative  effect of change in accounting principle (discussed in note 4 of this 10Q report) of $132 million for the first six months of 2002, as compared to earnings of $208 million for the comparable period in 2001. The significant decrease in reported profitability is primarily attributable to an approximately $600 million pre-tax charge made during the period to reflect identified adverse development related to prior year loss events. Due to the impacts of existing retrocession coverages purchased by the Company, the recording of this adverse development both decreased premium revenues (principally due to higher levels of required ceded premiums) and increased incurred claims and claim expenses. Decreases in net investment income (including net realized gains on investments) and other revenues were largely offset by (1) improved current year underwriting results within the property and casualty insurance/reinsurance segment due to the recent hardening price environment and the absence of any significant catastrophic events occurring during the period and (2) the impact of SFAS 142, which resulted in the amortization of goodwill ceasing effective January 1, 2002.

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

                                                                            Six months ended
                                                                   -----------------------------------
(In millions)                                                      June 29, 2002         June 30, 2001
                                                                   -------------         -------------
Revenues
Property/Casualty                                                      $3,143                $3,828
Life                                                                    1,244                 1,130
                                                                       ------                ------
Total revenues                                                         $4,387                $4,958
                                                                       ======                ======

Earnings (loss) before income taxes and cumulative effect
   of change in accounting principles (1)
Property/Casualty                                                      $ (283)               $  177
Life                                                                       57                   152
                                                                       ------                ------
Total earnings (loss) before income taxes and cumulative
  effect of change in accounting principles                            $ (226)               $  329
                                                                       ======                ======

(1) Amounts for 2001 have been adjusted to exclude goodwill amortization expense for consistent comparative purposes.


Typically, the underwriting performance of property and casualty insurance/reinsurance business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first six months of 2002, the property and casualty combined ratio was 123.6%, compared to 112.9% for the same period in 2001.

The higher combined ratio in 2002 is primarily attributable to the significant charge taken during the period for identified adverse development related to prior year loss events, somewhat offset by improved current year underwriting results due to the recent hardening price environment and the absence of any significant catastrophic events occurring during the period. Earnings before income taxes and cumulative effect of change in accounting principle from property and casualty operations decreased $460 million in the first six months of 2002, primarily attributable to the higher combined ratio in 2002 as compared with 2001.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first six months of 2002, the life operations generated revenues and earnings before income taxes and cumulative effect of change in accounting principle of $1,244 million and $57 million, respectively, compared to $1,130 million and $152 million, respectively, for the same period in 2001. While 2002 revenues increased $114 million or 10% as compared to 2001, reported earnings before income taxes and cumulative effect of change in accounting principle of the life segment decreased $95 million or 63% as compared to 2001. This decreased profitability is primarily attributable to
(1) a decrease in net realized gains on investments, (2) an increase in net borrowing costs resulting from currency and interest rate changes and (3) a decrease in other revenues principally due to non-recurring income generated in 2001 related to the commutation of certain single-premium bond business.

Operating Results

Net premiums written and net premiums earned decreased $308 million (or 8%) and $301 million (also 8%), respectively in 2002. This decrease is primarily attributed to increased levels of ceded premiums associated with adverse development related to prior year loss events identified in 2002. In general, 2002 premiums increased, reflecting the combination of recent hardening pricing within the overall property and casualty insurance/reinsurance industry and a focus on growth within certain niche markets. However, this increase in new and renewal premiums was largely offset by the impact of the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken during 2001 and 2000.

Net  investment  income  decreased  $63  million  or  10%  in  2002,   primarily
attributable to the lower interest rate environment in the U.S. in the current year as compared with 2001.

Net realized gains on investments decreased $83 million or 59% in 2002, primarily attributable to fewer sales of investments reflecting gains in 2002 as compared to 2001 coupled with the impact of a lower interest rate environment.

Other revenues decreased $124 million or 62% in 2002, primarily attributable to certain non-recurring revenues in 2001 related to the favorable resolution of issues involving a recent acquisition.

Claims, claim expenses and policy benefits increased $40 million or 1% in 2002. This increase is primarily attributable to the adverse development related to prior year loss events identified in 2002, somewhat offset by a lower loss ratio applicable to the current underwriting year as a result of the recent hardening pricing within the overall property and casualty insurance/reinsurance industry. The Company has reached its purchased limit of coverage on the 1999 aggregate retrocession program and is approaching its purchased limit of coverage for the 2000 program.

Insurance acquisition costs decreased $69 million or 7% in 2002, which is generally in line with the decrease in net premiums earned discussed above.

Other operating costs and expenses (including amortization of goodwill) decreased $28 million or 7% in 2002, primarily attributable to the termination of goodwill amortization in 2002 associated with the implementation of SFAS 142. Absent the goodwill amortization expense in 2001, other operating costs and expenses would have increased $14 million or 4% in 2002, primarily attributable to higher interest expense.

Provision for income taxes was a benefit of $94 million for the first six months of 2002 (an effective tax benefit rate of 41.6%), compared to an expense of $79 million for the first six months of 2001 (an effective tax rate of 27.5%). The higher effective tax rate in 2002 results principally from the impact of tax-exempt investment income. In a pre-tax loss year such as 2002, the existence of tax-exempt investment income serves to increase the otherwise taxable loss (resulting in a higher effective tax rate), while in a pre-tax income year such as 2001, tax-exempt income reduces otherwise taxable income (resulting in a lower effective tax rate).


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

     Exhibit 99.1. Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

     Exhibit 99.2. Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.


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


                                         GE GLOBAL INSURANCE HOLDING CORPORATION
                                         ---------------------------------------
                                                       (Registrant)



Date: July 31, 2002            By:           /s/ MARC A. MEICHES
                                ------------------------------------------------
                                                Marc A. Meiches
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)



Date:  July 31, 2002           By:          /s/ WILLIAM J. STEILEN
                                ------------------------------------------------
                                              William J. Steilen
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


                                Index to Exhibits



Exhibit No.                                                                 Page
-----------                                                                 ----

   12         Computation of ratio of earnings to fixed charges..........    13

   99.1       Certification Pursuant To 18 U.S.C. Section 1350, As
              Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
              Act Of 2002................................................    14

   99.2       Certification Pursuant To 18 U.S.C. Section 1350, As
              Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
              Act Of 2002................................................    15