Form 10-Q
period 2002-09-28
GE GLOBAL INSURANCE HOLDING CORP
filed 2002-10-29
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 28, 2002
                                               ------------------


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At October 29, 2002, 1,000 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.











                                                             TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
    PART I - FINANCIAL INFORMATION.

    Item 1.                 Financial Statements.........................................................................        1

    Item 2.                 Management's Discussion and Analysis of Results of Operations................................        8

    Item 4.                 Controls and Procedures......................................................................       14


    PART II - OTHER INFORMATION.

    Item 6.                 Exhibits and Reports on Form 8-K.............................................................       15

    Signatures.             .............................................................................................       16

    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.............................................       17

    Exhibit 12.             Computation of Ratio of Earnings to Fixed Charges............................................       19

    Exhibit 99.1.           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002...................................................................       20

    Exhibit 99.2.           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002...................................................................       21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)


                                                                     Three months ended                     Nine months ended
                                                              --------------------------------      --------------------------------
(In millions)                                                 Sept. 28, 2002    Sept. 29, 2001      Sept. 28, 2002    Sept. 29, 2001
                                                              --------------    --------------      --------------    --------------
Revenues
Net premiums written                                              $2,273             $1,110             $6,012             $5,157
                                                                  ======             ======             ======             ======

Net premiums earned                                               $2,116             $1,066             $5,826             $5,077
Net investment income                                                272                303                815                909
Net realized gains on investments                                    150                192                208                333
Other revenues                                                        30                 69                106                269
                                                                  ------             ------             ------             ------
Total revenues                                                     2,568              1,630              6,955              6,588
                                                                  ------             ------             ------             ------

Costs and Expenses
Claims, claim expenses and policy benefits                         2,125              1,662              5,432              4,929
Insurance acquisition costs                                          453                258              1,352              1,226
Other operating costs and expenses                                   181                158                544                549
Minority interest in net earnings of
   consolidated subsidiaries                                          22                 22                 66                 67
                                                                  ------             ------             ------             ------
Total costs and expenses                                           2,781              2,100              7,394              6,771
                                                                  ------             ------             ------             ------

Earnings (loss)
Loss before income taxes and cumulative effect of
      change in accounting principle                                (213)              (470)              (439)              (183)
Income tax benefit                                                   (90)              (232)              (184)              (153)
                                                                  ------             ------             ------             ------

Loss before cumulative effect of change in
    accounting principle                                            (123)              (238)              (255)               (30)

Cumulative effect of change in accounting principle                    -                  -                  -                (11)
                                                                  ------             ------             ------             ------

Net loss                                                            (123)              (238)              (255)               (41)
Dividends on preferred stock                                          (2)                (2)                (6)                (6)
Retained earnings at beginning of period                           4,866              5,397              5,002              5,204
                                                                  ------             ------             ------             ------
Retained earnings at end of period                                $4,741             $5,157             $4,741             $5,157
                                                                  ======             ======             ======             ======


See Notes to Condensed, Consolidated Financial Statements.





Item 1.  Financial Statements (Continued).


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                   September 28, 2002         December 31, 2001
                                                                                ------------------         -----------------
                                                                                    (Unaudited)
Assets
Investments:
  Fixed maturity securities, at fair value                                            $19,090                   $19,769
  Equity securities, at fair value                                                        620                       641
  Other invested assets                                                                 4,579                     2,085
                                                                                      -------                   -------
  Total investments                                                                    24,289                    22,495

Cash                                                                                    1,226                       470
Premiums receivable                                                                     4,637                     4,376
Other receivables                                                                       1,788                     1,402
Reinsurance recoverables                                                               10,964                    10,367
Deferred insurance acquisition costs                                                    1,755                     1,615
Other assets                                                                            5,141                     4,393
                                                                                      -------                   -------

Total assets                                                                          $49,800                   $45,118
                                                                                      =======                   =======


Liabilities and equity
Claims and claim expenses                                                             $22,813                   $22,033
Accumulated contract values                                                             2,774                     2,909
Future policy benefits for life and health contracts                                    3,723                     2,965
Unearned premiums                                                                       3,323                     2,763
Other reinsurance balances                                                              3,856                     2,935
Other liabilities                                                                       3,912                     2,313
Long-term borrowings                                                                    1,655                     1,655
                                                                                      -------                   -------
  Total liabilities                                                                    42,056                    37,573
                                                                                      -------                   -------

Minority interest in equity of consolidated subsidiaries                                1,255                     1,183
                                                                                      -------                   -------

Accumulated non-owner changes in equity:
  Unrealized gains on investment securities - net                                         325                        23
  Foreign currency translation adjustments                                               (175)                     (241)
  Derivatives qualifying as hedges                                                         18                        (2)
                                                                                      -------                   -------
       Total accumulated non-owner changes in equity                                      168                      (220)

Preferred stock                                                                           150                       150
Common stock                                                                                5                         5
Paid-in capital                                                                         1,425                     1,425
Retained earnings                                                                       4,741                     5,002
                                                                                      -------                   -------
  Total stockholder's equity                                                            6,489                     6,362
                                                                                      -------                   -------

Total liabilities and equity                                                          $49,800                   $45,118
                                                                                      =======                   =======


See Notes to Condensed, Consolidated Financial Statements.





                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                                             Nine months ended
                                                                  ---------------------------------------
(In millions)                                                     Sept. 28, 2002           Sept. 29, 2001
                                                                  --------------           --------------
Cash from operating activities                                        $   809                  $   244
                                                                      -------                  -------

Cash flows from investing activities
Fixed maturity securities:
  Purchases                                                           (10,408)                 (11,408)
  Sales                                                                10,256                   11,618
  Maturities                                                            1,943                      712
Equity securities:
  Purchases                                                              (459)                    (310)
  Sales                                                                   442                      177
Net purchases of short-term investments                                (2,056)                    (906)
Net cash paid for acquisitions and in-force reinsurance
   transactions                                                           (25)                       -
Other investing activities                                                402                       43
                                                                      -------                  -------
  Cash from (used for) investing activities                                95                      (74)
                                                                      -------                  -------

Cash flows from financing activities
Change in contract deposits                                               (20)                     (13)
Net contract accumulation payments                                       (135)                     (61)
Proceeds from short-term borrowings                                       259                       87
Principal payments on short-term borrowings                              (156)                    (187)
Capital contribution received                                               -                      400
Proceeds from issuance of subsidiary preferred stock                       70                        -
Dividends paid                                                             (6)                      (6)
                                                                      -------                  -------
  Cash from financing activities                                           12                      220
                                                                      -------                  -------

Effect of exchange rate changes on cash                                  (160)                       4
                                                                      -------                  -------

Increase in cash                                                          756                      394
Cash at beginning of period                                               470                      196
                                                                      -------                  -------
Cash at end of period                                                 $ 1,226                  $   590
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

     The Company ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously-reported segment information to correspond to the earnings measurements by which businesses were to be evaluated. In accordance with the requirements of SFAS 131, Reporting Segments of a Business Enterprise, previously reported segment results (presented in footnote 6), have been restated to be consistent with 2002 reporting. Goodwill amortization expense for the quarter and nine months ended September 29, 2001, was $22 million ($18 million after-tax) and $64 million ($52 million after-tax), respectively. The effect on earnings of excluding such goodwill amortization from the third quarter and first nine months of 2001 follows:

                                                               Three months ended                          Nine months ended
                                                        --------------------------------           --------------------------------
(In millions)                                           Sept. 28, 2002    Sept. 29, 2001           Sept. 28, 2002    Sept. 29, 2001
                                                        --------------    --------------           --------------    --------------

Loss before cumulative effect of change in
  accounting principle                                       $(123)            $(238)                   $(255)            $(30)
                                                             =====             =====                    =====             ====

Earnings (loss) before cumulative effect of
  change in accounting principle,
  excluding 2001 goodwill amortization                       $(123)            $(220)                   $(255)            $ 22
                                                             =====             =====                    =====             ====


Net loss                                                     $(123)            $(238)                   $(255)            $(41)
                                                             =====             =====                    =====             ====

Net earnings (loss), excluding 2001
   goodwill amortization                                     $(123)            $(220)                   $(255)            $ 11
                                                             =====             =====                    =====             ====

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

     The result of testing goodwill of the Company for impairment in accordance with SFAS 142, as of January 1, 2002, resulted in no impairment charge.


                                                     At September 28, 2002                         At December 31, 2001
                                                 -----------------------------                 ----------------------------
     (In millions)                                Gross                                         Gross
                                                 Carrying         Accumulated                  Carrying        Accumulated
                                                  Amount          Amortization                  Amount         Amortization
                                                --------         ------------                 --------        ------------
     Intangibles Subject to Amortization
     Present value of future profits ("PVFP")      $505              $(122)                      $267             $(102)
     Capitalized software                           188                (61)                       185               (43)
     All other                                       11                 (4)                       136               (29)
                                                   ----              -----                       ----             -----
     Total                                         $704              $(187)                      $588             $(174)
                                                   ====              =====                       ====             =====


     The only changes to recorded goodwill during the nine-month period ended September 28, 2002 were an addition of $104 million, representing amounts reclassified from other intangible assets as of the January 1, 2002 adoption date of SFAS 142, and $26 million relating to the acquisition of an existing block of life and health business completed during the third quarter of 2002. The increase in the gross carrying amount of PVFP is primarily attributable to the acquisition of an existing block of life and health business completed during the third quarter of 2002.

     Amortization expense related to intangible assets, excluding goodwill for the third quarter of 2002 and 2001, was $14 million and $15 million, respectively, and for the first nine months of 2002 and 2001 was each $41 million. The estimated percentage of the December 31, 2001 net PVFP balance to be amortized over each of the next five years follows:

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


5.   Changes  in  stockholder's  equity  that  did   not  result  directly  from
     transactions with the share owner were as follows:

                                                                           Three months ended
                                                                  ---------------------------------------
     (In millions)                                                Sept. 28, 2002           Sept. 29, 2001
                                                                  --------------           --------------

     Net loss                                                         $(123)                   $(238)
     Net unrealized gains on investment securities                      225                       25
     Foreign currency translation adjustments                           (59)                      42
     Derivatives qualifying as hedges-net changes in value                7                        9
                                                                      -----                    -----
     Total                                                            $  50                    $(162)
                                                                      =====                    =====


                                                                             Nine months ended
                                                                  ---------------------------------------
     (In millions)                                                Sept. 28, 2002           Sept. 29, 2001
                                                                  --------------           --------------

     Net loss                                                         $(255)                   $(41)
     Net unrealized gains on investment securities                      302                      24
     Foreign currency translation adjustments                            66                      82
     Derivatives qualifying as hedges-net changes in value               20                       1
                                                                      -----                    ----
     Total                                                            $ 133                    $ 66
                                                                      =====                    ====



6.   The Company's operating segment activity is summarized as follows:

                                                                           Three months ended
                                                                  ---------------------------------------
     (In millions)                                                Sept. 28, 2002           Sept. 29, 2001
                                                                  --------------           --------------

     Revenues
     Property/Casualty                                                $1,774                   $1,007
     Life                                                                794                      623
                                                                      ------                   ------
     Total revenues                                                   $2,568                   $1,630
                                                                      ======                   ======

     Earnings (loss) before income taxes and cumulative
        effect of change in accounting principle (1)
     Property/Casualty                                                $ (237)                  $ (518)
     Life                                                                 24                       70
                                                                      ------                   ------
     Total loss before income taxes and cumulative
        effect of change in accounting principle                      $ (213)                  $ (448)
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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed, Consolidated Financial Statements (Continued)


6.   (continued)


                                                                            Nine months ended
                                                                  ---------------------------------------
     (In millions)                                                Sept. 28, 2002           Sept. 29, 2001
                                                                  --------------           --------------

     Revenues
     Property/Casualty                                                $4,917                   $4,835
     Life                                                              2,038                    1,753
                                                                      ------                   ------
     Total revenues                                                   $6,955                   $6,588
                                                                      ======                   ======

     Earnings (loss) before income taxes and cumulative
        effect of change in accounting principle (1)
     Property/Casualty                                                $ (520)                  $ (341)
     Life                                                                 81                      222
                                                                      ------                   ------
     Total loss before income taxes and cumulative effect of
        change in accounting principle                                $ (439)                  $ (119)
                                                                      ======                   ======

     (1) Amounts   for   2001   have   been   adjusted   to   exclude   goodwill
         amortization expense for consistent comparative purposes.


7. During the quarter ended September 28, 2002, Employers Reinsurance Corporation (a subsidiary of the Company) issued 700 shares of non-voting, cumulative preferred stock with a par value of $100,000 per share to an affiliated entity. This transaction was reflected as an addition to minority interest in equity of consolidated subsidiaries in the accompanying condensed, consolidated statement of financial position.

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

Item 2.  Management's Discussion and Analysis of Results of Operations.

A. Results of Operations - Third quarter of 2002 compared with third quarter of 2001

Overview

GE Global Insurance incurred a loss before cumulative effect of change in accounting principle of $123 million for the third quarter of 2002, as compared to a loss of $238 million for the comparable period in 2001. The loss for the third quarter of 2002 is primarily attributable to the recognition of approximately $500 million of additional adverse development related to prior year loss events. Due to the impacts of existing retrocession coverages purchased by the Company, the recording of this adverse development both increased incurred claims and claim expenses and decreased premium revenues (principally due to higher levels of required ceded premiums).

There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for claims and claim expenses. One reason that leads to this uncertainty is the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. Management continually updates loss estimates using both quantitative information from reserving actuaries and qualitative information from other sources. Based on information available at the time, management makes its best estimates of loss reserves and related incurred losses. The level of reported claims activity related to prior year loss events, particularly for the 1997 through 2000 underwriting years, has continued to accelerate at a rate higher than anticipated, and has caused management to increase its estimate of ultimate losses, a change that has been reflected in the accompanying financial information. The potential for further adverse loss developments in these areas is highly uncertain.

The significant negative impact on the reported third quarter of 2002 underwriting results from adverse development on prior year loss events was partially offset by improved current quarter underwriting results within the property and casualty insurance/reinsurance segment. The improvement in current underwriting results is principally due to the recent hardening price environment within the overall property and casualty insurance/reinsurance industry coupled with management actions initiated in 2001 to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable. Also adversely impacting the third quarter of 2002 operating results as compared to the same period of 2001 were a reduction of $73 million of investment-related income (including both net investment income and net realized gains on investments), a reduction in other revenues and an increase in other operating costs and expenses, somewhat offset by the impact of SFAS 142, which resulted in the amortization of goodwill ceasing effective January 1, 2002.

The loss recorded in the third quarter of 2001 was primarily attributable to the approximately $575 million of underwriting losses resulting from the events of September 11, 2001. Substantially all of the gross losses resulting from this event (estimated to be approximately $3.3 billion) are expected to be covered under specific and/or aggregate reinsurance programs in place and, accordingly, the level of retained losses is not expected to be significant. Certain of the referenced retrocession agreements contain premium adjustment provisions in which the Company is required to pay additional premiums. These additional premiums are reflected as ceded premiums--i.e., a reduction in premium revenues--and totaled $821 million. In connection with the ceding of these additional premiums, the Company is entitled to receive a ceding commission of $246 million (representing 30% of the related ceded premiums), which is reflected as a reduction in insurance acquisition costs in the accompanying condensed, consolidated statement of current and retained earnings. The estimated gross losses arising from the events of September 11, 2001 relate to underlying insurance policies and reinsurance contracts providing general property, general liability, aviation, business interruption, workers compensation and life and health-related coverages. The $575 million represented management's best estimate of its existing net liability based on information available at that time and such estimate has not changed significantly through the current date.

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



                                                                            Third quarter ended
                                                                 ----------------------------------------
(In millions)                                                    Sept. 28, 2002            Sept. 29, 2001
                                                                 ---------------           --------------
Revenues
Property/Casualty                                                     $1,774                   $1,007
Life                                                                     794                      623
                                                                      ------                   ------
Total revenues                                                        $2,568                   $1,630
                                                                      ======                   ======

Earnings (loss) before income taxes and cumulative
   effect of change in accounting principle (1)
Property/Casualty                                                     $ (237)                  $ (518)
Life                                                                      24                       70
                                                                      ------                   ------
Total loss before income taxes and cumulative
   effect of change in accounting principle                           $ (213)                  $ (448)
                                                                      ======                   ======

(1) Amounts for 2001 have been adjusted to exclude goodwill amortization expense for consistent comparative purposes.

Typically, the underwriting performance of property and casualty insurance/reinsurance business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the third quarter of 2002, the property and casualty combined ratio was 138.5%, compared to 261.1% for the same period in 2001. The high combined ratio in the third quarter of 2002 is primarily attributable to the significant charge taken during the period for identified adverse development related to prior year loss events, somewhat offset by improved current year underwriting results. The significantly elevated combined ratio in the third quarter of 2001 is primarily attributable to the insurance losses arising from the events of September 11, 2001. These same factors contributing to the respective combined ratios in 2002 and 2001 were also the principle reasons driving the recorded loss before income taxes and cumulative effect of change in accounting principle for such periods.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the quarter ended September 28, 2002, the life operations generated revenues and earnings before income taxes and cumulative effect of change in accounting principle of $794 million and $24 million, respectively, compared to $623 million and $70 million, respectively, for the same period in 2001. While the third quarter 2002 revenues increased $171 million or 27% as compared to the same period in 2001, reported earnings before income taxes and cumulative effect of change in accounting principle of the life segment decreased $46 million as compared to the same period in 2001. This decreased profitability is primarily attributable to increased claim activity in the current quarter as compared to the same period in 2001 with respect to mortality and certain health-related products and, to a lessor extent, a decrease in the level of net realized gains on investments.

Operating Results

Net premiums written and net premiums earned increased $1,163 million (or 105%) and $1,050 million (or 98%), respectively for the third quarter of 2002 as compared to the third quarter of 2001. This significant increase in premiums is primarily attributable to the $821 million of additional ceded premiums in 2001 in connection with accrued reinsurance recoveries related to the events of September 11, 2001. Excluding this amount, net premiums written and net premiums earned increased $342 million (or 18%) and $229 million (or 12%), respectively, primarily attributed to the recent hardening price environment within the overall property and casualty insurance/reinsurance industry and a focus on growth within certain niche markets. This increase in new and renewal premiums was partially offset by the impact of selective exits from certain lines of business and customer relationships as part of a portfolio review undertaken during 2001.

Net investment income decreased $31 million or 10% for the third quarter of 2002 as compared to the third quarter of 2001, primarily attributable to the lower U.S. interest rate environment in the current year as compared to 2001.

Net realized gains on investments decreased $42 million or 22% for the third quarter of 2002 as compared to the third quarter of 2001, primarily attributable to: (1) fewer sales of investments reflecting gains in the third quarter of 2002 as compared to the same period in 2001 and (2) a higher level of other-than-temporary impairment charges recognized during the current year.

Other revenues decreased $39 million or 57% for the third quarter of 2002 as compared to the third quarter of 2001, primarily attributable to non-recurring revenues generated in 2001 related to certain non-trade receivables.

Claims, claim expenses and policy benefits increased $463 million or 28% for the third quarter of 2002 as compared to the third quarter of 2001. This increase is primarily attributable to the adverse development related to prior year loss events identified in the third quarter of 2002, somewhat offset by a lower loss ratio applicable to the current underwriting year. The lower loss ratio in 2002 is principally due to the recent hardening price environment within the overall property and casualty insurance/reinsurance industry coupled with management actions initiated in 2001 to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable. The Company has no aggregate retrocession coverage available for years prior to 1999, has reached its purchased limit of coverage on the 1999 and 2000 aggregate retrocession programs and is approaching its purchased limit of coverage for the 2001 program.

Insurance acquisition costs increased $195 million or 76% for the third quarter of 2002 as compared to the third quarter of 2001, primarily attributable to the same factors impacting net premiums earned discussed above, including the impact of the $246 million ceding commission received in 2001 relating to the additional ceded premiums resulting from the events of September 11, 2001.

Other operating costs and expenses (including amortization of goodwill) increased $23 million or 15% for the third quarter of 2002 as compared to the third quarter of 2001. Absent the goodwill amortization expense in the third quarter of 2001, other operating costs and expenses would have increased $45 million or 33% for the third quarter of 2002, primarily attributable to the reclassification in the current year of certain costs previously reflected as insurance acquisition costs and higher general expenses resulting from the recent acquisition of a relatively large block of life and health business.

Provision for income taxes was a benefit of $90 million for the third quarter of 2002 (an effective tax benefit rate of 42%), compared to a benefit of $232 million for the third quarter of 2001 (an effective tax benefit rate of 49%). The high effective tax rate in the third quarter of 2002 and 2001 results principally from the impacts of tax-exempt investment income.

B. Results of Operations - First nine months of 2002 compared with first nine months of 2001

Overview

GE Global Insurance incurred a loss before cumulative effect of change in accounting principle of $255 million for the first nine months of 2002, as compared to a loss of $30 million for the comparable period in 2001. The 2002 loss is primarily attributable to the recognition of approximately $1 billion of adverse development related to prior year loss events. Due to the impacts of existing retrocession coverages purchased by the Company, the recording of this adverse development both decreased premium revenues (principally due to higher levels of required ceded premiums) and increased incurred claims and claim expenses.

There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for claims and claim expenses. One reason that leads to this uncertainty is the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. Management continually updates loss estimates using both quantitative information from reserving actuaries and qualitative information from other sources. Based on information available at the time, management makes its best estimates of loss reserves and related incurred losses. The level of reported claims activity related to prior year loss events, particularly for the 1997 through 2000 underwriting years, has continued to accelerate at a rate higher than anticipated, and has caused management to increase its estimate of ultimate losses, a change that has been reflected in the accompanying financial information. The potential for further adverse loss developments in these areas is highly uncertain.

The significant negative impact on reported 2002 underwriting results resulting from adverse development on prior year loss events was partially offset by improved current year underwriting results within the property and casualty insurance/reinsurance segment. The improvement in current underwriting results is principally due to the recent hardening price environment within the overall property and casualty insurance/reinsurance industry coupled with management actions initiated in 2001 to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable. Also adversely impacting the first nine months of 2002 operating results as compared to the same period of 2001 were a reduction of $219 million of investment-related income (including both net investment income and net realized gains on investments) and a reduction in other revenues, somewhat offset by the impact of SFAS 142, which resulted in the amortization of goodwill ceasing effective January 1, 2002.

The Company's two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world utilizing the Company's network of local offices. Although the movement in certain foreign currency exchange rates during 2002 and 2001 had a slight impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. The Company's operating segment activity is summarized on the following page:



                                                                             Nine months ended
                                                                  ---------------------------------------
(In millions)                                                     Sept. 28, 2002           Sept. 29, 2001
                                                                  --------------           --------------
Revenues
Property/Casualty                                                     $4,917                    $4,835
Life                                                                   2,038                     1,753
                                                                      ------                    ------
Total revenues                                                        $6,955                    $6,588
                                                                      ======                    ======

Earnings (loss) before income taxes and cumulative effect
   of change in accounting principles (1)
Property/Casualty                                                     $ (520)                   $ (341)
Life                                                                      81                       222
                                                                      ------                     -----
Total loss before income taxes and cumulative effect
   of change in accounting principles                                 $ (439)                   $ (119)
                                                                      ======                    ======

(1) Amounts for 2001 have been adjusted to exclude goodwill amortization expense for consistent comparative purposes.

Typically, the underwriting performance of property and casualty insurance/reinsurance business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first nine months of 2002, the property and casualty combined ratio was 128.0% compared to 135.5% for the same period in 2001. The high combined ratio in 2002 is primarily attributable to the significant charge taken during the period for identified adverse development related to prior year loss events, somewhat offset by improved current year underwriting results. The elevated combined ratio in 2001 is primarily attributable to the insurance losses arising from the events of September 11, 2001. These same factors contributing to the respective combined ratios in 2002 and 2001 were also the principle reasons driving the recorded loss before income taxes and cumulative effect of change in accounting principle for such periods.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first nine months of 2002, the life operations generated revenues and earnings before income taxes and cumulative effect of change in accounting principle of $2,038 million and $81 million, respectively, compared to $1,753 million and $222 million, respectively, for the same period in 2001. While 2002 revenues increased $285 million or 16% as compared to 2001, reported earnings before income taxes and cumulative effect of change in accounting principle of the life segment decreased $141 million as compared to 2001. This decreased profitability is primarily attributable to: (1) a decrease in net realized gains on investments, (2) an increase in net borrowing costs resulting from currency and interest rate changes, (3) increased claim activity in the current year as compared to the same period in 2001 with respect to mortality and certain health-related products and (4) a decrease in other revenues principally due to non-recurring income generated in 2001 related to the commutation of certain single-premium bond business.

Operating Results

Net premiums written and net premiums earned increased $855 million (or 17%) and $749 million (or 15%), respectively in 2002. This significant increase in premiums is primarily attributable to the $821 million of additional ceded premiums in 2001 in connection with accrued reinsurance recoveries related to the events of September 11, 2001. Excluding this amount, net premiums written increased only $34 million, with net premiums earned decreasing $72 million (or 1%), primarily attributed to the recent hardening price environment within the overall property and casualty insurance/reinsurance industry and a focus on growth within certain niche markets, substantially offset by the impact of selective exits from certain lines of business and customer relationships as part of a portfolio review undertaken during 2001.

Net  investment  income  decreased  $94  million  or  10%  in  2002,   primarily
attributable to the lower U.S. interest rate environment in the current year as compared with 2001.

Net realized gains on investments decreased $125 million or 38% in 2002, primarily attributable to: (1) fewer sales of investments reflecting gains in 2002 as compared to 2001 and (2) a higher level of other-than-temporary impairment charges recognized during the current year.

Other revenues decreased $163 million or 61% in 2002, primarily attributable to non-recurring revenues generated in 2001 related to: (1) the favorable resolution of issues involving an acquisition and (2) certain non-trade receivables.

Claims, claim expenses and policy benefits increased $503 million or 10% in 2002. This increase is primarily attributable to the adverse development related to prior year loss events identified in 2002, somewhat offset by a lower loss ratio applicable to the current underwriting year. The lower loss ratio in 2002 is principally due to the recent hardening price environment within the overall property and casualty insurance/reinsurance industry coupled with management actions initiated in 2001 to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable. The Company has no aggregate retrocession coverage available for years prior to 1999, has reached its purchased limit of coverage on the 1999 and 2000 aggregate retrocession programs and is approaching its purchased limit of coverage for the 2001 program.

Insurance acquisition costs increased $126 million or 10% in 2002, primarily attributable to the same factors impacting net premiums earned discussed above, including the impact of the $246 million ceding commission received in 2001 relating to the additional ceded premiums resulting from the events of September 11, 2001.

Other operating costs and expenses (including amortization of goodwill) remained relatively stable as compared to the same period in 2001. Absent the goodwill amortization expense in 2001, other operating costs and expenses would have increased $59 million or 12% in 2002, primarily attributable to the combination of higher net borrowing costs, the reclassification in the current year of certain costs previously reflected as insurance acquisition costs and higher general expenses resulting from the recent acquisition of a relatively large block of life and health business.

Provision for income taxes was a benefit of $184 million for the first nine months of 2002 (an effective tax benefit rate of 42%), compared to a benefit of $153 million for the first nine months of 2001 (an effective tax benefit rate of 84%). The high effective tax rate in 2002 results principally from the impact of tax-exempt investment income. The unusually high effective tax rate for 2001 principally reflects the impact of tax-exempt investment income and treatment of proceeds received in connection with the resolution of issues involving an acquisition as a purchase price adjustment for tax purposes.

Additional Considerations

Investments comprise principally investment grade debt securities and were $24.3 billion, including gross unrealized gains and losses of $803 million and $227 million, respectively, at September 28, 2002, compared with $22.5 billion, including gross unrealized gains and losses of $336 million and $287 million, respectively, as of December 31, 2001. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeded fair value at September 28, 2002, approximately $90 million is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first nine months of 2002 were $34 million, including $13 million from the telecommunications and cable industries.

Investments in entities in the telecommunication and cable industries approximated $400 million as of September 28, 2002. These investments have been entered into subject to strict risk criteria and are diversified. Recently, during declines in the values of these investments, the positions have been routinely reviewed for impairment losses, and actions have been taken to mitigate exposures. The Company has made provision for probable losses. Future losses will depend upon business and economic developments as well as the success of risk mitigation actions.

During the quarter ended September 28, 2002, certain external credit rating agencies announced negative actions with respect to GE Global Insurance and subsidiaries. Those rating agencies made similar announcements with regard to other property and casualty insurance and reinsurance entities at about the same time. A.M. Best lowered its financial strength group rating for GE Global Insurance from A++ (superior) to A+ (superior) and also lowered its rating on GE Global Insurance senior unsecured debt from aa- (very strong) to a (strong). Standard & Poor's Rating Services placed GE Global Insurance's debt on "credit watch negative." Moody's Investors Service announced that its ratings of GE
Global Insurance and its outstanding debt are under review for possible downgrade. Management does not believe these actions will materially affect GE Global Insurance's liquidity or capital resources or the ability to write future business.

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


Item 4.   Controls and Procedures.

GE Global Insurance management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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


                                         GE GLOBAL INSURANCE HOLDING CORPORATION
                                         ---------------------------------------
                                                       (Registrant)



Date:  October 29, 2002        By:           /s/ MARC A. MEICHES
                                ------------------------------------------------
                                                Marc A. Meiches
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)



Date:  October 29, 2002        By:         /s/ WILLIAM J. STEILEN
                                ------------------------------------------------
                                               William J. Steilen
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


                                  CERTIFICATION
                                  -------------

I, Ronald R. Pressman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GE Global Insurance Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002




 /s/ Ronald R. Pressman
--------------------------
Ronald R. Pressman
Chief Executive Officer

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


                                  CERTIFICATION
                                  -------------

I, Marc A. Meiches, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GE Global Insurance Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002




 /s/ Marc A. Meiches
----------------------
Marc A. Meiches
Chief Financial Officer

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                                AND SUBSIDIARIES


                                Index to Exhibits



Exhibit No.                                                                 Page
-----------                                                                 ----

    12        Computation of Ratio of Earnings to Fixed Charges..........    19

    99.1      Certification Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002................................................    20

    99.2      Certification Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002................................................    21