Form 10-K
period 2002-12-31
GE GLOBAL INSURANCE HOLDING CORP
filed 2003-03-07
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------
                                   FORM 10-K
                                 -------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2002


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________

                                ---------------
                         Commission file number 0-27394
                                ---------------

                     GE Global Insurance Holding Corporation
             (Exact name of registrant as specified in its charter)

             Delaware                                            95-3435367
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

  5200 Metcalf, Overland Park, Kansas         66202           (913) 676-5200
(Address of principal executive offices)    (Zip Code)   (Registrant's telephone
                                                    number, including area code)

                              --------------------
                         SECURITIES REGISTERED PURSUANT
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


Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 7, 2003. None.

At March 7, 2003, 1,600 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.










                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I
   Item 1.    Business...........................................................................................3
   Item 2.    Properties........................................................................................15
   Item 3.    Legal Proceedings.................................................................................15
   Item 4.    Submission of Matters to a Vote of Security Holders...............................................16



PART II
   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.........................17
   Item 6.    Selected Financial Data...........................................................................17
   Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................18
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........................................32
   Item 8.    Financial Statements and Supplementary Data.......................................................32
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................32



PART III
   Item 10.   Directors and Executive Officers of the Registrant................................................32
   Item 11.   Executive Compensation............................................................................32
   Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................32
   Item 13.   Certain Relationships and Related Transactions....................................................32
   Item 14.   Controls and Procedures...........................................................................32



PART IV
   Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................33
   Signatures...................................................................................................72
   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.....................................74

                                     PART I

Item 1.  Business.


GE Global Insurance Holding Corporation ("GE Global Insurance" herein, together with its consolidated businesses, called "we", "us" or "our" unless the context otherwise requires), through its direct and indirect businesses, is principally engaged in the reinsurance and commercial insurance business in the United States and throughout the world. All of our outstanding common stock is owned by General Electric Capital Services, Inc. ("GE Capital Services"), which in turn is wholly-owned by General Electric Company ("GE Company").

Our principal executive offices are located at 5200 Metcalf, Overland Park, Kansas 66202 (Telephone number (913) 676-5200).

Our financial information, including the information contained in this report filed on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to the above mentioned reports, may be viewed on the Internet at www.ercgroup.com/global/company/company_financial_strength.shtml. In addition, you may also access this information at www.ge.com/en/company/investor/secfilings.htm. Copies are also available, without charge, from ERC Public Relations and Communications, P.O. Box 2991, Overland Park, Kansas, 66201. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC's Internet site at www.sec.gov.

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

The global reinsurance industry is operating in an unprecedented environment in the aftermath of the events of September 11, 2001. After years of the effect of excess market capacity, the global market finds itself in a capacity crunch and with many market participants declining to write coverage that includes terrorism. The challenges associated with quantifying terrorism risk today are significant. Primary insurers continue to consider alternatives to traditional risk transfer, including insurance captives, structured securities and derivative products. Global reinsurers are offering ways to meet the demands of this changing global market by expanding their markets, entering into new reinsurance niches, offering new reinsurance products and spreading their risks geographically. This changing reinsurance environment may affect the industry's profitability, which has historically been influenced by the insurance industry's underwriting cycle, changes in interest rates and catastrophic events.


General

We are one of the largest reinsurance groups in the world, with businesses providing risk management solutions for well over a century. We write substantially all types of property and casualty, healthcare and life reinsurance and some lines of primary health, property and casualty and excess workers' compensation insurance.

We conduct business and service our accounts through a network of local offices located in cities throughout the world.

As one of the largest direct writers of reinsurance in the world, we work directly with our clients, enhancing our ability to evaluate our clients and their respective risks which allows us to be more responsive to the individual needs of our customers. We utilize our network of local offices throughout the world to service the particular needs of our reinsurance clients. This system enables us to provide a wider range of services targeted at the needs of a particular market.

We are also one of the largest broker market writers in the world. In the U.S., the majority of our broker market business is written by GE Reinsurance Corporation ("GE Re"). Our international businesses in the United Kingdom and Germany write the majority of our London market and other foreign-based broker market business. We view the broker market as another distribution channel that enables us to respond to the growing risk management needs of a wider and more diverse group of customers.

We manage and diversify our risk through the careful underwriting of risks, active claims management and the purchase of retrocessional coverage, including aggregate covers, on portions of risk. Retrocessional coverage represents a form of secondary reinsurance where a reinsurer seeks reinsurance coverage on a specified portion of assumed risks. We maintain strict underwriting controls whereby individual underwriters are assigned maximum levels of underwriting authority based on specified lines of business. The assumption of risks greater than the specified maximum amount requires approvals of designated individuals. Adherence to these underwriting guidelines is monitored through pre-renewal account reviews, periodic underwriting audits and online underwriting controls. In addition to transactional controls, we employ portfolio monitoring of key risks for all products and control new product introductions through the use of required management reviews ("tollgates") to approve such new products and related underwriting guidelines.

Our business strategy is to continue to increase revenues by concentrating on select profitable customer segments and delivering comprehensive risk transfer and risk management solutions. We do not intend, however, to increase premium income at the expense of our underwriting results. In response to deteriorating underwriting results in recent years, we have continued our rigorous commitment to improved underwriting initiatives aimed at ensuring consistent and diligent underwriting standards are applied to all risks. Throughout 2002, we have been disciplined in rejecting risks that either fail to meet the established standards of price or terms and conditions, or involve areas for which sufficient historical data does not exist to evaluate the risk adequately. For risks that pass our criteria, we have sought to retain or even judiciously expand our business. On the other hand, we have curtailed or exited business in particular property and casualty channels when expected returns do not appear to justify the risks. Incorporated into these evaluations are realistic expectations of investment returns based on the current investment environment (which are lower than those achieved in recent years) and the understanding that greater levels of underwriting profits will be required in order to meet desired levels of profitability in the forseeable future.

Unless otherwise indicated, all financial data has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Lines of Business

Our two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. The principal product lines under the property and casualty segment are traditional property and casualty reinsurance, healthcare reinsurance and commercial insurance (generally primary property and casualty insurance) and our principal product lines under the life reinsurance segment are traditional life reinsurance and financial reinsurance. We provide primary insurance products to hospitals, health maintenance organizations and medical professionals as part of our healthcare product line and to niche customers as part of our commercial insurance product line.

Unless otherwise indicated, our domestic results include business written in the United States (including business written in the United States where the reinsured is outside the United States) and Canada, and the international results include all other business written. The geographic breakdown, based on net premiums written, of our principal product lines is summarized as follows:


                                                                   Year ended December 31,
                                        --------------------------------------------------------------------------------
(In millions)                                   2002                         2001                        2000
                                        ---------------------        -----------------------     -----------------------
                                                      Inter-                         Inter-                      Inter-
                                        Domestic     national        Domestic       national      Domestic      national
                                        ---------------------        -----------------------      ----------------------
Property and Casualty Segment
   Property and Casualty.............     $1,586      $1,831          $1,955         $1,797        $2,103        $2,677
   Healthcare........................      1,595          49           1,383             67         1,294            76
   Commercial........................        710           -             349              -           404             -
Life Segment.........................      1,069       1,052             790          1,051           832           805
                                          ------      ------          ------         ------        ------        ------
   Total.............................     $4,960      $2,932          $4,477         $2,915        $4,633        $3,558
                                          ======      ======          ======         ======        ======        ======


The following is a summary description of our domestic and international business based on principal product lines:

Property and Casualty Insurance/Reinsurance Segment

Property and Casualty Reinsurance. Our largest product line, traditional property and casualty reinsurance, accounted for approximately 43% of our worldwide net premiums written in 2002. The premium volume in the property and casualty segment is derived principally from treaty agreements, which enables us to maintain lower operating costs because fewer personnel are required to administer treaty business than facultative business. Most of our casualty business is written on an excess-of-loss basis because it better enables us to control our exposure and impact pricing on business that has a relatively longer claim settlement pattern.

The property business is written on both an excess of loss and a proportional basis. Generally, we are the lead reinsurer for any domestic program in which we participate, enabling us to negotiate the terms of the reinsurance. We also act as the lead reinsurer on a portion of our international business.

The international property and casualty business services worldwide markets, including most European countries and countries in the Middle East, Far East and Latin America. For the year ended December 31, 2002, approximately 47% of our international net premiums written from property and casualty reinsurance was derived from property reinsurance, approximately 36% from casualty reinsurance and approximately 17% from aviation and marine reinsurance. Based on 2002 net premiums written, approximately 47% of the international property and casualty business was written on a direct basis, with the remainder written through brokers.

In recent years, insurance companies have directed more business to the better-capitalized, more highly-rated reinsurers, which has led to a consolidation in the reinsurance industry. In competing with a smaller number of global reinsurers, we have found that a number of our global customers seek a broad range of coverages. While we offer a wide range of products, we have re-examined, re-underwritten, reduced or exited lines of business, contracts and customers that we do not believe provide sufficient long-term returns. In our property and casualty business, we have aligned expert underwriting teams to evaluate programs and risks in property, aviation, marine and casualty, so that we offer our clients consistent underwriting and world-class expertise. We believe that we are well positioned to compete on a global basis in these markets.

The property and casualty reinsurance industry has experienced a significant increase in catastrophic exposure and loss during the last decade. Increased population density, particularly in regions susceptible to tropical storms or earthquakes, and the higher incidence and greater severity of catastrophes, has increased the losses incurred in many recent catastrophes. As a result of these developments, we have taken steps to limit our exposure by carefully monitoring and allocating our property and casualty exposure to specific geographic zones, especially within the U.S., Europe, Japan and the Carribean.

The September 11, 2001 attack on America has also had a dramatic affect on the insurance and reinsurance industry. The industry is playing a key role in the recovery and rebuilding effort. It is estimated that insurers and reinsurers will pay claims of more than $35 billion during the next several years. We initially estimated that our net pre-tax losses would be $575 million from that attack, and this estimate has not changed significantly to date. We have paid or anticipate that we will pay claims for coverage on the World Trade Center complex and surrounding buildings, our portion of aviation coverage for the four aircraft involved, life reinsurance claims and business interruption claims. The attack has led to significant changes in underwriting guidelines and, outside of the U.S., we no longer provide terrorism coverage in many treaties and policies.

Healthcare and Commercial Insurance. A large and growing component of our overall property and casualty business is our Healthcare and Commercial product lines ("Commercial Insurance"), accounting for approximately 30% of our worldwide net premiums written in 2002. Commercial Insurance provides an array of direct property and casualty products for a diversified group of clients. The main markets for Commercial Insurance are hospitals (medical malpractice), dentists and doctors (medical malpractice), Fortune 3000 companies (property related), attorneys and insurance agents (general liability - E&O coverage), small business workers' compensation and other niche commercial markets (property, auto, general liability).

The healthcare industry represents the largest target market for Commercial Insurance. We provide medical malpractice insurance for individual physicians, dentists, physician partnerships, corporations and large group practices on an occurrence and claims-made basis through our subsidiary--The Medical Protective Company ("Medical Protective"), a subsidiary of Medical Protective Corporation--the oldest professional liability carrier in the United States. Commercial Insurance also provides insurance and reinsurance for the healthcare industry, employers, manufacturers and others for certain product lines.
Coverages include primary insurance and reinsurance for medical professional liability and insurance protecting primary insurers (including self-insurers) in the healthcare market (e.g., employer stop loss insurance, HMO reinsurance and provider excess coverages).

Another significant market of the Commercial Insurance operation is the Program Managers business, an industry leader in providing property and casualty insurance to specific niche customers. In addition to the above mentioned markets, Commercial Insurance targets profitable niches where our vast industry expertise can be leveraged. We believe that we are well positioned to compete in all markets in which we currently do business because of our extensive range of experience in analyzing, underwriting and managing commercial risks.

Life Reinsurance Segment

Life Reinsurance. We are engaged in the reinsurance of various life insurance products, including term, whole and universal life, annuities, group life, group and individual long-term health and disability products and provide financial reinsurance to life insurers. Based on net premiums written, life reinsurance accounted for approximately 27% of our worldwide business in 2002.

With respect to life reinsurance, we write mostly on a direct basis with primary insurers. The life reinsurance business consists principally of treaty business and is written generally on a pro-rata basis. The domestic life reinsurance business is written in every state in the United States. The international life reinsurance business services worldwide markets with an emphasis in Western Europe. For the year ended December 31, 2002, approximately 64% of our international life reinsurance net premiums written were for traditional life reinsurance, with the balance for health and disability reinsurance.

We believe that continued increases in life expectancy, consumer trends to shift to more investment types of life insurance products, decreases in public funding for social programs in Europe and deregulation of the life reinsurance markets in Europe and Japan present increased opportunities for our life reinsurance business line.

Financial Reinsurance. Within the Life Reinsurance segment, we also write a substantial amount of financial reinsurance business. Financial reinsurance does not transfer significant underwriting risk to the reinsurer and is designed primarily to enhance the current statutory surplus of the ceding company while reducing future statutory earnings as amounts are repaid to the reinsurer. These financial transactions are effectively collateralized by anticipated future income streams from selected insurance policies. Financial reinsurance typically has a duration of three to five years. These types of arrangements often do contain significant credit risk; we manage this risk by only entering into transactions of this nature with highly-rated companies and then actively monitoring the financial status of such entities.

Property and Casualty Reserves for Unpaid Claims and Claim Expenses

Our insurance/reinsurance businesses maintain reserves to cover their estimated ultimate liability for unpaid claims and claim expenses with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation recoveries). These reserves are estimates that involve actuarial and statistical projections of the expected cost of the ultimate settlement and administration of unpaid claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors such as inflation, new concepts of liability and change in claim settlement procedures. Insurance reserves, by their very nature, do not represent an exact calculation of liability and, while we have established reserves equal to the current best estimate of ultimate losses, there remains a high likelihood that further changes in such loss estimates--either upward or downward--will occur in the future. Adjustments to previously reported reserves for net claims and claim expenses are considered changes in estimates for accounting purposes and are reflected in the financial statements in the period in which the adjustment occurs.

There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures, including latent claim issues (such as asbestos and environmental related coverage disputes) due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to lags in receiving current claims data. Because reinsurance protection is often provided on an "excess-of-loss" basis whereby the reinsurer is only obligated to pay losses in excess of pre-established limits, notification is only required to be provided to the reinsurer when the claim is assessed as having a reasonable possibility of exceeding the primary insurer's retention thresholds. This notification can often be years after the loss event was initially reported to the primary insurer.

We continually update loss estimates using both quantitative information from our reserving actuaries and qualitative information from other sources. While detailed analysis is performed on a quarterly basis to assess the overall adequacy of recorded claim reserves, a more comprehensive evaluation is undertaken on an annual basis. This more comprehensive review is generally undertaken and completed during the fourth quarter of each year using both reported and paid claims activity as of September 30. This more comprehensive review encompasses all major reserve segments, with specific additional emphasis focused on those lines of business in which recent reported claims activity differs significantly from anticipated levels.

The liability for claims and claim expenses includes two components: case reserves for reported claims and IBNR reserves (incurred but not reported) for unreported claims that are estimated to have occurred prior to the end of the respective accounting period. Case reserves are established by experienced professionals from our claims teams based on case-specific facts and circumstances and are updated continually as further information becomes available. Determining required IBNR reserves is a more complex and often more subjective process involving qualified actuaries familiar with the underlying exposures in the portfolio.

With respect to our primary insurance activities, our claims personnel establish a "case reserve" for the estimated amount of the ultimate payment when the claim is reported. The estimate reflects the informed judgment of the claims staff based on general insurance reserving practices and on the experience and knowledge regarding the nature and value of the specific type of claim. With respect to our reinsurance activities (as opposed to primary insurance activities), we typically establish a case reserve when we receive notice of a claim from the ceding company. Such reinsurance-related reserves are based on an independent evaluation by our claims departments, taking into consideration coverage, liability, severity of injury or damage, jurisdiction, an assessment of the ceding company's ability to evaluate and handle the claim and the amount of reserves recommended by the ceding company. For both primary and reinsurance business, recorded case reserves are adjusted periodically by our claims departments based on subsequent developments and audits of documentation supporting the underlying claims. We have reorganized our claim teams in recent years into integrated groups aligned with our business structure. In the course of this reorganization, the team recognized that best practices existed in many of the original claims teams. In order to leverage these best practices across the new claims organization, the Global Claims Team launched the Claims Six Sigma initiative. Claims Six Sigma has focused on establishing common processes in areas such as claims adjudication, subrogation, auditing, alternative dispute resolution and use of structured settlements.

In accordance with GAAP, we also maintain reserves for claims incurred but not reported ("IBNR"). Such reserves are established to provide for future case reserves and loss payments on incurred claims that have not yet been reported to an insurer or reinsurer. In calculating IBNR reserves, we use generally accepted actuarial reserving techniques that take into account quantitative loss experience data, together with, where appropriate, qualitative factors. IBNR reserves are based on claim experience and are grouped both by class of business and by accident year or underwriting year. IBNR reserves are also adjusted to take into account certain additional factors--such as changes in the volume of business written, reinsurance contract terms and conditions, the mix of business, claims processing and inflation--that can be expected to affect our liability for claims over time.

The methodology we employ in establishing IBNR reserves for a given reserving segment consists of a combination of the use of expected loss ratios ("ELRs") and loss development factor based methodologies ("LDFs"). The ELRs, when multiplied by earned premiums, generate an expected ultimate loss for a portfolio of business. For the most recent underwriting year, ELRs initially are established jointly by the reserving and underwriting teams. The underwriting teams are comprised of professional underwriters and pricing actuaries. The ELRs reflect recent years' underwriting results, adjusted for known changes in pricing, loss trends, contract terms and conditions and other factors that will likely influence actual underwriting results achieved (using both quantitative and subjective analysis). As new information becomes available regarding loss trends, pricing levels, and other factors that influence underwriting results, ELRs for prior periods are reviewed jointly by underwriting, pricing actuaries, reserving actuaries, and selected business leaders, and revised where appropriate.

The reserving actuaries select loss development factors based on prior year claim experience. The selected loss development factors are used to extrapolate future loss development in order to generate ultimate loss estimates driven by actual loss experience. While the LDF methods are statistically based, they also incorporate subjective interpretations of the underlying claim trends.

The LDF-based approach is generally viewed as preferable once an acceptable base of observable loss activity is available. Accordingly, for more recent/immature experience periods, the ELR-based approach is generally more heavily relied upon due to the lack of historical loss data on which to perform the LDF loss projections. As the experience period matures (i.e., more data becomes available over time), the weights given to the ELRs are generally shifted to the LDF-based loss projections.

We apply the ELR and LDF reserving approaches to over 300 individual reserving segments, each possessing unique actuarial development trends. However, these 300 reserving segments can generally be broadly assigned to property-related exposures or liability-related exposures. For property-related exposures, the insured "loss event" is normally readily apparent (e.g., losses due to fires, windstorms or vehicle accidents) and the related claims are generally received within a relatively short period following such event. Property claims involve relatively infrequent disputes as to coverage or determination of damages but, in such an event, the disputes are normally fully settled within a few years following the underlying event. As a result, the migration within our reserving process from reliance on ELRs to the more claims driven LDF approach happens quite quickly. Compared to property-related exposures, liability-related exposures are often significantly more complicated and routinely involve situations in which claims are identified and submitted many years after the occurrence of the insured "loss event" giving rise to such claims. As would be expected, these types of claims also involve a higher incidence of dispute as to coverage, interpretation of contract wording and fair compensation for damages. Consequently, it generally takes a number of years before a sufficient base of reported claims experience develops in order to support reliable LDF loss projections. Accordingly, we rely on ELRs within the reserving process much longer for liability-related exposures than for property-related exposures.

Reserve Development. The development of our net balance sheet property and casualty liabilities for unpaid claims and claim expenses for accident years 1992 through 2002 is summarized in the following table.

Net Liability. The first row of data shows the estimated net liability for unpaid claims and claim expenses at December 31 for each year from 1992 to 2002. The liability includes both case and IBNR reserves as of each year-end date, net of anticipated recoveries from other reinsurers. The rows immediately following the first row of data show cumulative paid data at December 31, as of one year, two years, . . ., 10 years of subsequent payments.

Net Liability Re-estimated. The middle rows of data show the re-estimated amount for previously reported net liability based on experience as of the end of each subsequent calendar year's results. This estimate is changed as more information becomes known about the underlying claims for individual years. The cumulative favorable (adverse) development shown in the table is the aggregate net change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. The amount in the line titled "Cumulative favorable (adverse) development, excluding foreign exchange" represents for each calendar year (the "Base Year") the aggregate change in (i) our original estimate of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year compared to (ii) our re-estimate as of December 31, 2002, of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year. Favorable development means that the original estimate was greater than the re-estimate and adverse development means that the original estimate was less than the re-estimate.

                                           Changes in Historical Reserves for Unpaid Claims and Claim Expenses
                              For the Last Ten Years - GAAP Basis as of December 31, 2002 (Property & Casualty Operations)

                                                                    Year ended December 31,
                             -------------------------------------------------------------------------------------------------------
(In millions)                 1992     1993    1994      1995     1996     1997      1998      1999       2000       2001      2002
                             -------------------------------------------------------------------------------------------------------
   Net liability for unpaid
   claims and claim
   expenses                 $3,991   $4,525   $5,071   $9,351   $9,458   $9,114   $12,495   $13,210    $12,202    $12,303    $15,140

Cumulative paid as of:
One year later.......          802      949    1,115    1,964    1,949    2,176     2,867     4,811      4,758      4,798        ---
Two years later......        1,274    1,602    1,804    3,130    3,189    3,241     5,803     7,782      8,035        ---        ---
Three years later....        1,739    2,054    2,341    3,933    3,881    4,863     7,263     9,962        ---        ---        ---
Four years later.....        2,036    2,424    2,708    4,464    5,294    5,648     8,648       ---        ---        ---        ---
Five years later.....        2,293    2,690    2,988    5,686    5,919    6,245       ---       ---        ---        ---        ---
Six years later......        2,485    2,952    3,318    6,151    6,350      ---       ---       ---        ---        ---        ---
Seven years later....        2,688    3,181    3,540    6,488      ---      ---       ---       ---        ---        ---        ---
Eight years later....        2,841    3,353    3,771      ---      ---      ---       ---       ---        ---        ---        ---
Nine years later.....        2,985    3,534      ---      ---      ---      ---       ---       ---        ---        ---        ---
Ten years later......        3,122      ---      ---      ---      ---      ---       ---       ---        ---        ---        ---

Net liability re-estimated
   as of:
One year later.......       $3,919   $4,612   $5,173   $9,192   $9,229   $9,179   $12,410   $13,749    $13,314    $16,341        ---
Two years later......        4,066    4,656    5,313    8,959    9,127    8,655    12,115    14,504     16,798        ---        ---
Three years later....        4,095    4,793    5,256    8,907    8,549    8,453    11,987    17,001        ---        ---        ---
Four years later.....        4,238    4,747    5,155    8,392    8,252    8,601    13,708       ---        ---        ---        ---
Five years later.....        4,154    4,668    4,902    8,029    8,389    9,231       ---       ---        ---        ---        ---
Six years later......        4,075    4,487    4,804    8,180    8,707      ---       ---       ---        ---        ---        ---
Seven years later....        3,942    4,402    4,854    8,454      ---      ---       ---       ---        ---        ---        ---
Eight years later....        3,906    4,461    5,159      ---      ---      ---       ---       ---        ---        ---        ---
Nine years later.....        3,946    4,704      ---      ---      ---      ---       ---       ---        ---        ---        ---
Ten years later......        4,125      ---      ---      ---      ---      ---       ---       ---        ---        ---        ---
Cumulative favorable
   (adverse) development      (134)    (179)     (88)     897      751     (117)   (1,213)   (3,791)    (4,596)    (4,038)       ---
Effect of foreign
   exchange (1)                (12)      16       (9)    (620)    (608)    (289)     (587)     (400)       598        381        ---
                             -----    -----    -----    -----    -----    -----    ------    ------     ------     ------     ------
Cumulative favorable
   (adverse) development,
   excluding foreign         $(146)   $(163)   $ (97)    $277   $  143    $(406)  $(1,800)   $(4,191)  $(3,998)   $(3,657)    $  ---
   exchange                  =====    =====    =====     ====   ======    =====   =======    =======   =======    =======     ======


(In millions)                         1993     1994     1995      1996      1997      1998      1999      2000      2001      2002
                                      ----------------------------------------------------------------------------------------------

Balance at December 31-gross        $5,312   $6,020   $11,145   $10,869   $10,936   $15,342   $17,435   $16,932   $20,882   $23,839
Less reinsurance recoverables         (787)    (949)   (1,794)   (1,411)   (1,822)   (2,847)   (4,225)   (4,730)   (8,579)   (8,699)
                                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------
Balance at December 31-net           4,525    5,071     9,351     9,458     9,114    12,495    13,210    12,202    12,303    15,140
                                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------
Latest re-estimated liability-
   gross                             5,881    6,408    10,085    10,394    11,431    17,372    22,311    22,796    26,829       ---
Less re-estimated reinsurance
   recoverables                     (1,177)  (1,249)   (1,631)   (1,687)   (2,200)   (3,664)   (5,310)   (5,998)  (10,488)      ---
                                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------
Latest re-estimated liability-net    4,704    5,159     8,454     8,707     9,231    13,708    17,001    16,798    16,341       ---
                                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------
Gross cumulative development          (569)    (388)    1,060       475      (495)   (2,030)   (4,876)   (5,864)   (5,947)      ---
Effect of foreign exchange (1)          17        2      (717)     (674)     (285)     (706)     (444)    1,035       838       ---
                                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------
Gross cumulative development,
   excluding foreign exchange       $ (552)  $ (386)  $   343   $  (199)  $  (780)  $(2,736)  $(5,320)  $(4,829)  $(5,109)  $   ---
                                    ======   ======   =======   =======   =======   =======   =======   =======   =======   =======

(1) The results of our international operations translated from functional currencies into U.S. dollars are included with our underwriting operations in this table. The foreign currency translation impact on the cumulative redundancy (deficiency) arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated and the exchange rates at the end of the year in which the liabilities were re-estimated.

Note: For a description of the purpose of the above table and the various table sections, please refer to the immediately preceding section entitled "Reserve Development."

A number of trends that occurred within the insurance industry, the economy in general and several factors specific to us have had a significant impact on our recorded liabilities for unpaid claims and claim expenses during the periods covered by the preceding table.

In the early to mid 1990's, generally adequate pricing existed within the overall property and casualty insurance/reinsurance industry. This is reflected in the preceding table, with respect to us, by the relatively modest subsequent year reserve development applicable to these years. Starting in the later 1990's, there was significant downward pressure on premium pricing within the industry as a number of major industry players were attempting to increase market share. Based on an observable acceleration in reported claim activity relative to associated premiums, beginning in 2000, it started becoming apparent that the level of price erosion that occurred in the primary property and casualty insurance industry in recent years was significantly greater than had been previously contemplated.

The negative impacts of this price erosion on property-related exposures manifested itself within a few years due to the relatively short historical settlement period (i.e., the time between when an insured property loss occurs and the time it is fully settled) applicable to these types of coverages. Liability-related exposures, on the other hand, are often significantly more complicated and routinely involve situations in which claims are identified and submitted many years after the occurrence of the insured "loss event" giving rise to such claims. As would be expected, these types of claims also involve a higher incidence of dispute as to coverage, interpretation of contract wording and fair compensation for damages. Consequently, there is a much longer period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to lags in receiving current claims data. Because reinsurance protection is often provided on an "excess-of-loss" basis whereby the reinsurer is only obligated to pay losses in excess of pre-established limits, notification is only required to be provided to the reinsurer when the claim is assessed as having a reasonable possibility of exceeding the primary insurer's retention thresholds. This notification can often be years after the loss event was initially reported to the primary insurer. As a result of the above, it took a number of years before we were able to obtain a clearer picture of the actual level of pricing insufficiency that existed for liability-related exposures from 1997 through 2001 underwriting years and reflect such realities in our recorded claim reserves.

During the fourth quarter of 2002, we completed our annual comprehensive review of recorded claim reserves. As part of this review, in response to continued escalation in reported claim activity and the resulting realization that the level of price erosion related to liability-related exposures underwritten in 1997 through 2001 were significantly greater than had been previously contemplated, we concluded that our best estimate of ultimate losses was higher in the range of reasonably possible loss scenarios than previously estimated. Accordingly, we recognized a fourth quarter pre-tax charge of approximately $2.5 billion to increase recorded reserves to reflect the revised indications of remaining liability. The significant components of this adverse development included hospital medical malpractice ($300 million), product liability ($300 million), professional liability ($250 million), umbrella liability ($200 million), workers compensation ($200 million), individual liability ($150 million) and asbestos-related exposures ($150 million). With amounts recognized in previous quarters of 2002, the overall 2002 pre-tax charge for adverse development related to our property and casualty operations amounted to approximately $3.6 billion.

The significant indicated deficiencies reflected in the preceding table for the more recent accident years is primarily attributable to recognition during 2000, 2001 and 2002 of adverse development with respect to liability-related exposures underwritten during the 1997 through 2001 time frame. Also contributing to the indicated deficiencies were higher than expected industry-wide property loss projections related to the 1998 Hurricane Georges and certain European windstorms occurring in December 1999.

The reconciliation of our beginning and ending property and casualty reserves for unpaid claims and claim expenses on a GAAP basis is summarized as follows:

                                                                 Year ended December 31,
                                                         -------------------------------------
(In millions)                                                2002         2001         2000
                                                         -------------------------------------

Balance at January 1 - gross.............................  $20,882      $16,932      $17,435
Less reinsurance recoverables............................   (8,579)      (4,730)      (4,225)
                                                           -------      -------      -------
Balance at January 1 - net...............................   12,303       12,202       13,210
                                                           -------      -------      -------

Claims and expenses incurred:
   Current year..........................................    3,865        4,579        4,401
   Prior years...........................................    3,568          811          934
                                                           -------      -------      -------
                                                             7,433        5,390        5,335
                                                           -------      -------      -------
Claims and expenses paid:
   Current year..........................................     (472)        (761)      (1,290)
   Prior years...........................................   (4,797)      (4,758)      (4,811)
                                                           -------      -------      -------
                                                            (5,269)      (5,519)      (6,101)
                                                           --------     -------      -------

Claim reserves related to acquired companies.............      285            -          279

Foreign exchange and other...............................      388          230         (521)
                                                           -------      -------      -------
Balance at December 31 - net.............................   15,140       12,303       12,202
Add reinsurance recoverables.............................    8,699        8,579        4,730
                                                           -------      -------      -------
Balance at December 31 - gross...........................  $23,839      $20,882      $16,932
                                                           =======      =======      =======

The liabilities for claims and claim expenses in the preceding table include long-term disability claims and certain workers' compensation claims (limited to run-off business in a Bermuda-domiciled subsidiary) that are discounted at a 6% and 3% rate, respectively, for all years presented. As a result of this discount, total liabilities for claims and claim expenses have been reduced by an estimated 1% at December 31, 2002 and 2001. The accretion of discount is included in current operating results as part of the development of prior year liabilities. Discounts amortized as a percentage of claims, claim expenses and policy benefits were less than 1% for each of the years ended December 31, 2002, 2001 and 2000.

The reconciliation of property and casualty reserves for unpaid claims and claim expenses between statutory basis and GAAP basis is summarized as follows:

                                                                                December 31,
                                                               ------------------------------------------------
(In millions)                                                         2002            2001           2000
                                                               ---------------- --------------- ---------------

Statutory basis reserves for U.S. companies - net.........          $ 9,728         $ 5,786         $ 6,213
Adjustments to arrive at GAAP basis (1)...................              490             664             500
                                                                    -------         -------         -------
GAAP basis reserves for U.S. companies - net..............           10,218           6,450           6,713
GAAP basis reserves for non-U.S. companies - net..........            4,922           5,853           5,489
                                                                    -------         -------         -------
Total GAAP basis reserves - net...........................           15,140          12,303          12,202
Add reinsurance recoverables..............................            8,699           8,579           4,730
                                                                    -------         -------         -------
GAAP basis reserves - gross...............................          $23,839         $20,882         $16,932
                                                                    =======         =======         =======


(1) Statutory basis reserve offsets and reserves reclassified to contract deposit assets or liabilities based on risk transfer provisions of SFAS No. 113.

Asbestos and Environmental Exposure. Included in our liability for claims and claim expenses are liabilities for asbestos and environmental exposures. These claims and claim expenses are primarily related to policies written prior to 1986 as the policies written since 1986 have tended to explicitly exclude asbestos and environmental risks from coverage and most of the asbestos and environmental exposures arise from risks located in the United States.

The three-year development of claims and claim expense reserves associated with our asbestos and environmental claims, including case and IBNR reserves, is summarized as follows:

                                                                          Year ended December 31,
                                                                --------------------------------------------
(In millions)                                                        2002           2001           2000
                                                                -------------- -------------- --------------

Balance at January 1 - gross..............................           $786           $829           $800
Less reinsurance recoverables.............................           (165)          (183)          (195)
                                                                     ----           ----           ----
Balance at January 1 - net................................            621            646            605

Claims and expenses incurred..............................            121             23             99
Claims and expenses paid..................................            (86)           (48)           (58)
                                                                     ----           ----           ----

Balance at December 31 - net..............................            656            621            646
Add reinsurance recoverables..............................            287            165            183
                                                                     ----           ----           ----
Balance at December 31 - gross............................           $943           $786           $829
                                                                     ====           ====           ====

The amounts in the preceding table represent our best estimate, based on currently available information, of claims and claim expense payments and recoveries for asbestos and environmental exposures that are expected to develop in future years. In connection with a comprehensive reserve review completed in the fourth quarter of 2002, we benchmarked our recorded asbestos-related reserves against certain of our industry competitors having similar exposures. The most common benchmarking approach involves the comparison of what are referred to as "survival ratios." A survival ratio is a measure of the number of years it would take to exhaust recorded asbestos reserves based on recent payment activity. This ratio is derived by taking the current ending reserves and dividing it by the average annual payments for the most recent three years (generally excluding large one-time settlements such as those involving a commutation of a block of business). Based on our industry benchmarking analysis, we made the decision to increase specific asbestos-related reserves to reflect a 12-year survival ratio. This resulted in an approximately $150 million pre-tax charge, which was a component of the overall $2.5 billion charge taken for adverse development in the fourth quarter.

While our portfolio does not have asbestos and toxic waste cleanup exposures commensurate with many of our insurance and reinsurance competitors, we actively monitor evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Additionally, we have implemented an active commutation program to lessen these exposures. While we have recorded our best estimate of liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. There are many factors that may significantly affect our asbestos-related claim development and the resulting liability for those claims. Among these factors are changing domestic and foreign government regulations and legislation (including continuing congressional consideration of federal Superfund legislation), newly reported claims, and new contract interpretations. It is not possible to estimate with any certainty the amount of additional net claims and claim expenses, or the range of net claims and claim expenses, if any, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect our results of operations, financial position or cash flows.

Other Mass Tort Exposures. In addition to asbestos and environmental exposures, we also may have exposures to other mass torts involving primarily product liability issues such as tobacco products, gun manufacturers and silicone breast implants. We have, in the past, generally limited our exposure to the products liability reinsurance business, and, based on currently available information, future liabilities resulting from these matters are not expected to be material to our results of operations, financial position or cash flows.

Life and Health Reserves for Future Policy Benefits and Accumulated Contract Values

Future policy benefits for traditional life and health reinsurance contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or, in the event that we acquired the policies from another insurer, at the date of acquisition. Interest rate assumptions used in calculating the present value generally ranged from 5-9% per annum at December 31, 2002. Payments received from sales of universal life and investment contracts are recognized by providing liabilities equal to the accumulated contract values of the policyholders' contracts. Interest rates credited to such universal life and investment contracts are generally guaranteed for a specified time period with renewal rates determined by the issuing insurance company. Such crediting interest rates ranged from 3-8% per annum in 2002.

Regulatory Matters

GE Global Insurance and its U.S. domiciled insurance subsidiaries are subject to regulation under the insurance statutes, including insurance holding company statutes, of various states, including Missouri, Kansas, Illinois, Indiana and Vermont, the domiciliary states of our principal domestic insurance company subsidiaries. The international businesses of Employers Reinsurance Corporation (the "GE Frankona Re Group") are subject to regulation under insurance statutes of various foreign countries.

General. The regulation and supervision to which our businesses are subject relate primarily to licensing requirements of insurers/reinsurers, the standards of solvency that must be met and maintained, the amount of dividends that may be paid by such businesses, the nature of and limitations on investments, restrictions on the size of risks that may be insured or reinsured, deposits of securities for the benefit of ceding companies, periodic examinations of the financial condition and affairs of reinsurers, the form and content of financial statements required to be filed with regulatory authorities and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders, rather than security holders of the regulated reinsurer. We believe it is, and that our businesses are, in material compliance with all applicable laws and regulations pertaining to our business and operations.

U.S. Insurance Regulation. U.S. property and casualty and life insurers, including reinsurers, are subject to regulation by their states of domicile and by those states in which they are licensed. The rates and policy terms of primary insurance policies generally are closely regulated by state insurance departments. While reinsurance is not regulated as closely as primary insurance, some states do impose control over certain terms and conditions of reinsurance agreements by virtue of their authority to grant or deny credit for ceded reinsurance by its domiciled primary insurers. In addition, as a practical matter, the rates permitted to be charged by primary insurers can have an effect on the rates that are charged by reinsurers.

Effective January 1, 2001, each of our U.S. domiciliary state regulators adopted provisions which required that insurance companies prepare their statutory basis financial statements in accordance with the revised NAIC Accounting Practices and Procedures Manual. This manual was intended to establish a comprehensive basis of statutory accounting principles which is recognized and adhered to if not in conflict with domestic statutes and/or regulations, or when such statutes or regulations are silent. As a result of adopting these revised statutory accounting principles, aggregate cumulative adjustments totaling $234 million were recorded by Employers Reinsurance Corporation ("ERC"), GE Reinsurance Corporation ("GE Re") and The Medical Protective Company ("Medical Protective") as an increase to unassigned funds (surplus) at January 1, 2001, primarily related to the establishment of net deferred tax assets.

Risk-Based Capital. Each of the U.S. domiciliary state regulators have adopted the NAIC minimum risk-based capital requirements which are used by regulators to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Each of our U.S. insurance company subsidiaries exceeded the minimum risk-based capital requirements at December 31, 2002.

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

Dividends by Subsidiaries. Because the operations of GE Global Insurance are conducted primarily through ERC, GE Re, Medical Protective Corporation and CORE Insurance Holdings ("CORE", a reinsurance holding company whose underlying reinsurance operations are in run-off), it is dependent upon dividends, tax allocation and other payments primarily from ERC, GE Re, Medical Protective and CORE Insurance Company ("CORE Insurance," the U.S. insurance company subsidiary of CORE) to service its debt and meet its other obligations. The payment of dividends and other payments to us by ERC, GE Re, Medical Protective and CORE Insurance are subject to limitations imposed by the Missouri, Illinois, Indiana and Vermont Insurance Codes, respectively. The payment of dividends to ERC by its principal life reinsurance subsidiaries, Employers Reassurance Corporation and ERC Life Reinsurance Corporation ("ERC Life"), are subject to limitations imposed by the Kansas and Missouri Insurance Codes, respectively. No prediction can be made as to whether any legislative proposals relating to dividend rules in Kansas, Missouri, Illinois, Indiana or Vermont will be made, whether any such legislative proposal will be adopted in the future, or the effect, if any, any such proposal would have on us.

The maximum amount available for the payment of dividends during 2003 by ERC without prior regulatory approval is $488 million. Of this amount, $88 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. The maximum amount available for the payment of dividends during 2003 by Medical Protective without prior regulatory approval is $74 million. GE Re and CORE Insurance will not be able to make any dividend payments during 2003 without the prior approval of their respective state regulators.

International Regulations. Based on 2002 net premiums written, approximately 37% of our business is carried on outside of the United States. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Licenses issued by foreign authorities to the GE Frankona Re Group are subject to modification or revocation by such authorities, and such businesses could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, the GE Frankona Re Group has been allowed to modify their operations to conform with new licensing requirements in all jurisdictions that are material to our international operations.

In addition to licensing requirements, the GE Frankona Re Group is regulated in various jurisdictions with respect to, among other things, currency, policy language and terms, methods of accounting and auditing, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Regulations governing constitution of technical reserves (including equalization reserves) in some countries could hinder the remittance of profits and repatriation of assets and the payment of dividends; however, we do not believe that these regulations will have a material impact on the GE Frankona Re Group's future operations.

Effective January 1, 2001, certain of our international businesses (licensed in the European Union ("EU") member states) are required to comply with the EU Directive on Supplementary Supervision of Insurance Undertakings in an Insurance Group. This directive is designed to address solvency issues for groups of insurance companies and supplements the solvency tests historically performed on individual insurance companies. The primary objective of this directive is to assess the overall capital available to the group, rather than on an individual company basis, and identify potential risks. At December 31, 2002, the international insurance company businesses that are subject to the EU Directives are in compliance with such, on both an individual and group basis.


Item 2.  Properties.

We conduct business from various facilities, most of which are leased. In addition, we own our administrative offices in Overland Park, Kansas and Fort Wayne, Indiana.


Item 3.  Legal Proceedings.

There are no pending legal proceedings beyond the ordinary course of business that in our opinion, based on information available at the date of this report, would have a material adverse effect on our consolidated results of operation or financial condition, except as noted in the following paragraphs.

As a result of the September 11, 2001 terrorist attack, the World Trade Center complex in New York City ("WTC") was destroyed. Industrial Risk Insurers ("IRI"), an affiliate of ERC, was one of the primary insurers of the WTC with a policy limit of $237 million. The principal lessee of the WTC is alleging that the damage to (i.e., the loss of) each of the "twin towers" was a separate occurrence, requiring payment of up to two times the policy limits. It is the contention of all insurers of the WTC that the policies were written in such a way that the loss constituted one occurrence. Suit has been filed by the insured in the United States District Court in New York seeking a declaratory judgment on this question. IRI is a party to this suit, as are several of ERC's reinsureds. Discovery in the suit is continuing, and trial is expected in late 2003 or 2004. Both IRI and ERC have retrocessional coverage on their exposure to WTC losses covering a portion of losses incurred. We believe there is compelling support for the contention that the loss constituted a single occurrence, and we are prepared to defend this position vigorously. We have established claim reserves on this basis. In addition, we have provided reinsurance coverage to various other primary insurers of the WTC and, if it is ultimately determined that the loss of each of the WTC towers constitutes a separate insured event, we may incur some level of additional claims as a result of this reinsurance coverage. We believe that our maximum exposure resulting from an unfavorable outcome to this matter is approximately $300 million.

ERC is in dispute with a reinsured involving approximately $150 million of coverage. The reinsured has filed claims for $100 million and the full limit of $150 million is expected to be requested by the end of 2003. To date, ERC has made payments totaling approximately $40 million under a reservation of rights but has refused to pay anything further. ERC is contesting liability based on the manner in which claims are computed and may seek rescission of the agreement if the matter proceeds to arbitration. ERC has not posted additional reserves to cover amounts not paid to date.

ERC filed suit against a cedant seeking damages and rescission of a reinsurance contract covering non-standard auto insurance assumed by ERC. ERC asserts several legal theories to support its claims, including misrepresentation and negligence. The cedant filed a counterclaim asserting breach of contract, and asserted that ERC's actions have, among other things, impacted its financial status. The cedant alleges the total amount due under the reinsurance contract could reach approximately $80 million. The case is in discovery and trial is unlikely until late 2003 or 2004. We believe there is compelling evidence supporting our damages claim as well as our position that this reinsurance contract should be rescinded. We intend to pursue this matter vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

All of the common stock of GE Global Insurance, its sole class of common equity on the date hereof, is owned by GE Capital Services. Accordingly, there is no public trading market for GE Global Insurance's common equity.


Item 6.  Selected Financial Data.

                           Consolidated Financial Data

                                                                    Year ended December 31,
                                                ----------------------------------------------------------------
(In millions)                                       2002         2001         2000         1999         1998
                                                ----------------------------------------------------------------

Total revenues.............................      $ 9,276       $ 9,191      $10,131      $ 9,031      $ 7,203
Net premiums written.......................        7,892         7,392        8,191        7,147        5,984
Net investment income......................        1,072         1,202        1,315        1,151          985
Net realized gains on investments..........          241           436          522          699          432
Earnings (loss) before income taxes and
   cumulative effect of change in
   accounting principle ...................       (2,755)         (466)         605          988        1,070
Net earnings (loss)........................       (1,733)         (195)         581          720          779
Total investments..........................       26,822        22,495       21,191       21,539       21,987
Total assets...............................       51,786        45,118       38,564       37,561       35,047
Stockholder's equity.......................      $ 6,664       $ 6,362      $ 6,025      $ 5,575      $ 6,020
Return on equity (average).................        (26.6%)        (3.1%)       10.0%        12.4%        13.7%
Stockholder's equity, excluding unrealized
   gains (losses) on investment securities.      $ 6,515       $ 6,339      $ 5,882      $ 5,524      $ 5,088
Return on equity (average), excluding
   unrealized gains (losses) on investment
   securities..............................        (27.0%)        (3.2%)       10.2%        13.6%        16.0%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net premiums written and net premiums earned increased $500 million (7%) and $602 million (8%), respectively, in 2002. Substantially all of the growth in premiums earned is attributable to price increases achieved in direct property and casualty insurance. Assumed reinsurance premiums earned grew only slightly ($81 million or 1%) during 2002 as the positive impacts of higher premium pricing stemming from the recent hardening price environment within the overall property and casualty insurance/reinsurance industry were largely negated by our actions initiated in 2001 and 2002 to exit certain reinsurance product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable. Ceded reinsurance premiums earned also grew only slightly ($40 million or 1%) during 2002 due to the unusually high level of 2001 ceded premium activity driven by the events of September 11, 2001 being offset by similarly elevated 2002 ceded premium levels. The high 2002 ceded premiums resulted from the combination of increasing contingent premium cost estimates (including reinstatement premiums) related to prior year loss events and higher general retrocession costs.

Total revenues increased only $85 million (1%) in 2002. The modest increase in 2002 revenues was principally driven by the growth in net premiums earned discussed above being largely offset by a decrease in investment-related and other revenue components. Net investment income decreased $130 million (11%) in 2002 principally due to the lower interest rate environment that existed in 2002 as compared to 2001. Net realized gains on investments decreased $195 million (45%) in 2002 due to reduced opportunity for gains within the overall investment portfolio combined with higher levels of other-than-temporary impairment charges recognized. The decrease in total investment-related revenues is consistent with experience of the insurance industry as a whole. The $192 million (52%) decrease in other revenues in 2002 is primarily attributable to the lack of comparable non-recurring revenues generated in 2001 related to the favorable resolution of issues involving an acquisition and certain non-trade receivables.

We incurred a loss before cumulative effect of change in accounting principle (see further discussion of this accounting change in note 2 to the accompanying consolidated financial statements) of $1.7 billion in 2002, compared to a loss of $184 million in 2001. The significant 2002 net loss is primarily attributable to the recognition of approximately $3.7 billion ($2.4 billion after-tax) of adverse development related to prior year loss events, including a $2.5 billion ($1.6 billion after-tax) charge recognized during the fourth quarter. Due to the impacts of existing retrocession coverages previously purchased, the recording of this adverse development both increased incurred claims and claim expenses and, to a lesser extent, decreased premium revenues (principally because of higher levels of contingent ceded premiums following these reserve adjustments).

There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures, including latent claim issues (such as asbestos and environmental related coverage disputes) due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to lags in receiving current claims data. Because reinsurance protection is often provided on an "excess-of-loss" basis whereby the reinsurer is only obligated to pay losses in excess of pre-established limits, notification is only required to be provided to the reinsurer when the claim is assessed as having a reasonable possibility of exceeding the primary insurer's retention thresholds. This notification can often be years after the loss event was initially reported to the primary insurer.

We continually update loss estimates using both quantitative information from our reserving actuaries and qualitative information from other sources. While detailed analysis is performed on a quarterly basis to assess the overall adequacy of recorded claim reserves, a more comprehensive evaluation is undertaken on an annual basis. Consistent with historical practices, this more comprehensive review was completed during the fourth quarter of 2002 using both reported and paid claims activity as of September 30. This more comprehensive review was performed on all major reserve segments, with specific additional emphasis focused on those lines of business in which recent reported claims activity differed significantly from anticipated levels.

The liability for claims and claim expenses includes two components: case reserves for reported claims and IBNR reserves (incurred but not reported) for unreported claims that are estimated to have occurred prior to the end of the respective accounting period. Case reserves are established by experienced professionals from our claims teams based on case-specific facts and circumstances and are updated continually as further information becomes available. Determining required IBNR reserves is a more complex and often more subjective process involving qualified actuaries familiar with the underlying exposures in the portfolio.

The methodology we employ in establishing IBNR reserves for a given reserving segment consists of a combination of the use of expected loss ratios ("ELRs") and loss development factor based methodologies ("LDFs"). The ELRs, when multiplied by earned premiums, generate an expected ultimate loss for a portfolio of business. For the most recent underwriting year, ELRs initially are established jointly by the reserving and underwriting teams. The underwriting teams are comprised of professional underwriters and pricing actuaries. The ELRs reflect recent years' underwriting results, adjusted for known changes in pricing, loss trends, contract terms and conditions and other factors that will likely influence actual underwriting results achieved (using both quantitative and subjective analysis). As new information becomes available regarding loss trends, pricing levels, and other factors that influence underwriting results, ELRs for prior periods are reviewed jointly by underwriting, pricing actuaries, reserving actuaries, and selected business leaders, and revised where appropriate.

The reserving actuaries select loss development factors based on prior year claim experience. The selected loss development factors are used to extrapolate future loss development in order to generate ultimate loss estimates driven by actual loss experience. While the LDF methods are statistically based, they also incorporate subjective interpretations of the underlying claim trends.

The LDF-based approach is generally viewed as preferable once an acceptable base of observable loss activity is available. Accordingly, for more recent/immature experience periods, the ELR-based approach is generally more heavily relied upon due to the lack of historical loss data on which to perform the LDF loss projections. As the experience period matures (i.e., more data becomes available over time), the weights given to the ELRs are generally shifted to the LDF-based loss projections.

We apply the ELR and LDF reserving approaches to over 300 individual reserving segments, each possessing unique actuarial development trends. However, these 300 reserving segments can generally be broadly assigned to property-related exposures or liability-related exposures. For property-related exposures, the insured "loss event" is normally readily apparent (e.g., losses due to fires, windstorms or vehicle accidents) and the related claims are generally received within a relatively short period following such event. Property claims involve relatively infrequent disputes as to coverage or determination of damages but, in such an event, the disputes are normally fully settled within a few years following the underlying event. As a result, the migration within our reserving process from reliance on ELRs to the more claims driven LDF approach happens quite quickly. Compared to property-related exposures, liability-related exposures are often significantly more complicated and routinely involve situations in which claims are identified and submitted many years after the occurrence of the insured "loss event" giving rise to such claims. As would be expected, these types of claims also involve a higher incidence of dispute as to coverage, interpretation of contract wording and fair compensation for damages. Consequently, it generally takes a number of years before a sufficient base of reported claims experience develops in order to support reliable LDF loss projections. Accordingly, we rely on ELRs within the reserving process much longer for liability-related exposures than for property-related exposures.

The above-described reserving approach provides a preliminary view as to the range of indicated changes in estimates of ultimate losses and the resulting impact on recorded claim-related reserves. Considerable effort is then expended by management (including business general management and constituents from our underwriting, pricing actuaries, reserving actuaries, claims and finance teams) to fully understand the preliminary view, including changes in underlying methodologies and assumptions. This includes assessing the relative weight given to emerging claim trends resulting from recent business process changes in such areas as underwriting standards, pricing, terms and conditions and claims handling. Based on this analysis, we select a "best estimate" of remaining liability--within the range of reasonably possible loss scenarios--to record in the financial statements. In making this determination, we consider both (1) a balance sheet perspective--i.e., that the recorded reserves represent a reasonable estimate of the remaining liability for events occurring through the balance sheet date and (2) an income statement perspective--i.e., that the reported operating results reasonably reflect information obtained during the current reporting period.

Higher than anticipated levels of reported claims activity, particularly for liability-related exposures underwritten in 1997 through 2001, combined with updated pricing and underwriting metrics, caused us to both (1) accelerate the migration from an ELR to an LDF based reserving approach for certain liability-related reserving segments and (2) update ELRs assigned to the more recent accident/underwriting years in response to the reported claims activity. As a result of these changes, we concluded that our best estimate of ultimate losses was higher in the range of reasonably possible loss scenarios than previously estimated. Accordingly, we recognized a fourth quarter pre-tax charge of approximately $2.5 billion to increase recorded reserves to reflect the revised indications of remaining liability. The significant components of this adverse development included hospital medical malpractice ($300 million),
product  liability  ($300  million),   professional  liability  ($250  million),
umbrella  liability  ($200  million),   workers   compensation  ($200  million),
individual liability ($150 million) and asbestos-related exposures ($150 million). With amounts recognized in previous quarters of 2002, our overall 2002 pre-tax charge for adverse development amounted to approximately $3.7 billion. Insurance loss provisions are based on the best available estimates at a given time. As described on page 29 under the caption "Insurance Liabilities and Reserves," these estimates will be adjusted in the future as required.

We have continued our rigorous commitment to improved underwriting initiatives aimed at ensuring consistent and diligent underwriting standards are applied to all risks. Throughout 2002, we have been disciplined in rejecting risks that either fail to meet the established standards of price or terms and conditions, or involve areas for which sufficient historical data does not exist to evaluate the risk adequately. For risks that pass our criteria, we have sought to retain or even judiciously expand our business. On the other hand, we have curtailed or exited business in particular property and casualty channels when expected returns do not appear to justify the risks. Incorporated into these evaluations are realistic expectations of investment returns based on the current investment environment (which are lower than those achieved in recent years) and the understanding that greater levels of underwriting profits will be required in order to meet desired levels of profitability in the foreseeable future.

In addition to the underwriting results discussed above, 2002 reported operating results as compared to 2001 were also impacted by (1) the January 1, 2002 implementation of SFAS 142, Goodwill and Other Intangible Assets, which resulted in goodwill no longer being amortized (2001 amortization totaled $86 million, $70 million after-tax) and (2) a general increase in other operating costs and expenses. In addition, income tax benefits partially offset the significant pre-tax operating loss generated in 2002. Such recorded tax benefits include the impact of us holding a significant portion of our overall investment portfolio in securities that are substantially exempt from U.S taxation.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net premiums written and net premiums earned decreased $799 million (or 10%) and $816 million (also 10%), respectively, in 2001. The majority of this decrease is attributable to the $698 million of premiums ceded in connection with the events of September 11, 2001 as discussed below. The remaining decrease in premiums is attributable to (1) the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken in 2001 and (2) additional ceded premiums resulting from claims made on prior year retrocession coverages in place as a result of the adverse development on prior year losses recognized in 2001, somewhat offset by general growth in premiums due to the combination of recent hardening of pricing within the overall property and casualty insurance/reinsurance industry and a focus on growth within certain niche markets.

Excluding the decrease in net premiums earned, the remaining revenue categories decreased $124 million, principally as a result of lower levels of investment income resulting from the general decline in interest rates in 2001 and a reduction in net realized gains on investments, somewhat offset by an increase in other revenues.

We incurred a loss before cumulative effect of change in accounting principle (see further discussion of this accounting change in note 2 to the accompanying consolidated financial statements) of $184 million in 2001, as compared to earnings of $581 million in 2000. Operating results for 2001 as compared to 2000 were adversely impacted by approximately $575 million related to the insurance losses arising from the events of September 11, 2001. This amount, which primarily resulted from contingent premium payments contained in certain retrocession agreements, comprises $698 million recorded as a reduction in net premiums earned, and $78 million reflecting additional claims, claim expenses and policy benefits, partially offset by $201 million reflecting a reduction in insurance acquisition costs. The gross losses arising from the events of September 11, 2001 (estimated to be $3.3 billion) relate to underlying insurance policies and reinsurance contracts providing general property, general liability, aviation, business interruption, workers compensation and life and health-related coverages. Historical experience related to large catastrophic events has shown that a broad range of total insurance industry loss estimates often exists following such an event and it is not unusual for there to be significant subsequent revisions in such estimates. Our best estimate of existing net liability, net of estimated recoveries under retrocession arrangements, has not changed significantly from our initial estimate. Further information regarding potential litigation associated with the events of September 11, 2001 is discussed in note 13 to the consolidated financial statements.

Our retrocession program includes aggregate excess of loss coverages in which accident year losses exceeding a specified loss ratio are ceded to retrocessionaires. These contracts also contain contingent premium provisions whereby we are required to cede additional premiums equal to a specified portion of the covered losses. As described in more detail in the section that follows titled "Aggregate Excess-of-Loss Program," the accident year losses incurred in 2001, primarily as a result of the insurance losses arising from the events of September 11, 2001, exceeded the specified loss ratio and, accordingly, accruals for reinsurance recoverables and ceded premium payables were reflected in the accompanying consolidated financial statements in accordance with the terms of the underlying retrocession contracts. The associated reinsurance recoverables will be collected when the underlying paid losses exceed the specified loss ratios. Substantially all of our retrocessionaires are large, highly rated reinsurance entities or members of similarly rated reinsurance groups. At this time, we do not anticipate that any significant portion of estimated recoveries will be uncollectible.

Operating results in 2001 were also adversely affected by the continued deterioration of underwriting results, reflecting higher property and casualty-related losses (principally as a result of adverse development relating to prior-year loss events) and the continued effects of low premiums in the property and casualty insurance/reinsurance industry in recent years. As our underwriting results in 2001, typical of the global property and casualty industry, were realized, we began underwriting initiatives that increased premium prices for given levels of coverage. These initiatives resulted in us reconsidering and clarifying the product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit seem achievable. For these businesses, we have sought to retain or even expand such business. On the other hand, we have identified particular property and casualty business channels from which returns do not appear to justify the risks. For these channels, new business will be significantly curtailed or exited.

The majority of the adverse development in 2001 related to higher projected ultimate losses for liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial general liability lines of business.

Income tax benefits partially offset the significant pre-tax operating loss generated in 2001. Such recorded tax benefits include the impact of our holding a significant portion of the overall investment portfolio in securities that are substantially exempt from U.S. taxation and the treatment as a purchase price adjustment for tax of certain amounts received from the seller as resolution of issues in a previous acquisition.

Aggregate Excess-of-Loss Program

The ceding of a portion of the risks underwritten by our insurance and reinsurance businesses to other insurers and reinsurers--commonly referred to as retrocession--is an integral part of our overall risk management program. Our coordinated retrocession program ranges from the ceding of individual risks that we are not prepared to accept in part or whole; to portfolio arrangements designed to address concentrations of specified risks above our agreed-upon retention thresholds; to aggregate excess-of-loss treaties principally designed to reduce company-wide volatility associated with large unanticipated insurance events.

During each of the years in the three-year period ended December 31, 2002, we entered into aggregate excess-of-loss reinsurance treaties providing coverage when company-wide accident year loss ratios exceed the attachment point specified in the respective contracts. In general, the terms of these aggregate treaties require the payment of an initial premium to our reinsurers upon inception of the contract. On these contracts, we also pay additional contingent premiums when we incur losses that are subject to recovery under the treaty. Alternatively, certain contracts allow for the required additional contingent premiums to be paid to our reinsurers (plus financing charges) when we settle the related losses and loss expenses (often many years after the incurred date). Other than the referenced contingent premiums paid or accrued at the time a claim for recovery is recognized (plus financing costs, if applicable), we are not obligated to pay any additional future premiums under the terms of these aggregate treaties. The total financing charges related to our aggregate excess-of-loss program for 2003 are estimated to be approximately $120 million.

During 1999 through 2001, accident year loss ratios exceeded the attachment point specified in our aggregate excess-of-loss reinsurance contracts and, accordingly, we have accrued for the expected recovery on an undiscounted basis (consistent with our establishment of the related undiscounted reserves--a GAAP requirement). Additionally, during each of the years 2002, 2001 and 2000, the recognition of adverse development related to prior year loss events resulted in additional recoveries being accrued under the aggregate contracts. As of December 31, 2002, the coverage under the 1999, 2000 and 2001 aggregate contracts has been substantially exhausted. No claim is currently anticipated with respect to the 2002 aggregate contract as the accident year losses and loss expenses recognized to date are less than the attachment point specified in the 2002 contracts. The impact of these aggregate contracts on our reported operating results for 2002, 2001 and 2000 was as follows:

                                                                         Year ended December 31,
                                                                 -----------------------------------------
(In millions)                                                       2002           2001           2000
                                                                 -----------   ------------   ------------

Ceded written and earned premiums, net of ceding commission        $(364)        $ (723)        $ (671)
Additional ceded premiums representing finance charges on
   deferred premium payments                                        (143)          (115)             -
Ceded incurred losses and loss adjustment expenses                   336          1,490          1,084
                                                                 -----------   ------------   ------------
Net pre-tax (cost) benefit                                         $(171)        $  652         $  413
                                                                 ===========   ============   ============

Our insurance company businesses remain liable to their policyholders if the reinsurers they cede to are unable to meet their contractual obligations under the applicable reinsurance agreements. To minimize our exposure to significant losses from reinsurance insolvencies, we routinely evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Of the $10.9 billion of consolidated reinsurance recoverables at December 31, 2002, approximately 33% is due from 4 specific retrocessionaires, primarily in connection with our aggregate excess-of- loss retrocession program. All of these retrocessionaires are large, highly rated reinsurance entities or members of similarly rated reinsurance groups. At this time, we do not anticipate that any significant portion of recorded reinsurance recoverables will be uncollectible.

Domestic Property and Casualty Business

                                                                             Year ended December 31,
                                                               -----------------------------------------------------
(In millions)                                                          2002              2001             2000
                                                               -----------------------------------------------------

Net premiums written......................................            $3,891            $3,687           $3,801
Net underwriting loss.....................................            (2,665)           (1,305)            (419)
Net investment income.....................................               458               530              606
Earnings (loss) before income taxes and cumulative
     effect of change in accounting principle.............            (2,036)             (586)             250
Net realized gains on investments.........................               219               268              128
Earnings (loss) before income taxes and cumulative
    effect of change in accounting principle, excluding
    net realized gains on investments.....................            (2,255)             (854)             122
GAAP ratios (1):
   GAAP claims and claim expense ratio....................             136.4%            102.2%            77.4%
   GAAP underwriting expense ratio........................              33.8%             33.1%            34.4%
                                                                       -----             -----            -----
   GAAP combined ratio....................................             170.2%            135.3%           111.8%
                                                                       =====             =====            =====

(1) Represents data for the applicable periods calculated in accordance with GAAP. Claims and claim expense ratio represents incurred claims and claim expenses as a percentage of net premiums earned. Underwriting expense ratio represents acquisition costs and other underwriting expenses (excluding amortization of intangibles, interest expense and minority interest in net earnings of consolidated businesses) as a percentage of net premiums earned. The combined ratio represents the sum of the claims and claim expense ratio and the underwriting expense ratio.

Net premiums written increased $204 million or 6% in 2002, primarily attributable to the positive impacts of higher premium pricing stemming from the recent hardening price environment within the overall property and casualty insurance/reinsurance industry. This growth was partially negated by actions initiated in 2001 and 2002 to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable. Ceded reinsurance premiums written decreased only modestly ($129 million or 10%) during 2002 due to the unusually high level of 2001 ceded premium activity driven by the events of September 11, 2001 being largely offset by similarly escalated 2002 ceded premium levels. The high 2002 ceded premiums written resulted from the combination of increasing contingent premium cost estimates (including reinstatement premiums) related to prior loss events and higher general retrocession costs. Net premiums written decreased $114 million or 3% in 2001, primarily attributable to (1) higher levels of ceded losses under aggregate excess-of-loss retrocession programs (both current year principally as a result of the events of September 11, 2001 and prior years due to continued adverse claim development) and (2) the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken in 2001, somewhat offset by general growth in premiums due to the combination of recent hardening of pricing within the overall property and casualty insurance/reinsurance industry and a focus on growth within certain niche markets.

Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio. The combined ratio is the sum of the loss ratio and the underwriting expense ratio, with a combined ratio lower than 100% indicating an underwriting profit and a combined ratio greater than 100% indicating an underwriting loss. Although the combined ratio has been greater than 100% for the three years presented above, the operating results of insurance/reinsurance companies include net investment income, which has a positive impact on overall operating profitability.

The significant increase in the combined ratio in 2002 is primarily attributable to the recognition of adverse development related to prior year loss events, including a significant charge recognized during the fourth quarter. Due to the impacts of existing retrocession coverages previously purchased, the recording of this adverse development both increased incurred claims and claim expenses and, to a lesser extent, decreased premium revenues (principally because of higher levels of contingent ceded premiums following these reserve adjustments). The escalated combined ratio for 2001 is partially attributable to higher levels of ceded premiums and incurred losses resulting from the events of September 11, 2001. Excluding this impact, the 2001 combined ratio would have been 126.6%. The relatively high combined ratios in 2001 (excluding the impact of the events of September 11, 2001) and, to a lesser extent, in 2000 primarily reflect the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry in recent years and adverse development on prior year recorded losses. The majority of the adverse development in 2001 related to higher projected ultimate losses for liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial general liability lines of business.

The reduction in net investment income of $72 million (14%) in 2002 and $76 million (13%) in 2001 is primarily due to the declining interest rate environment experienced in both 2002 and 2001. The decrease in net realized gains on investments in 2002 is attributable to reduced opportunity for gains within the overall investment portfolio combined with higher levels of other-than-temporary impairment charges recognized. The decrease in total investment-related revenues is consistent with experience of the insurance industry as a whole.

Earnings (loss) before income taxes and cumulative effect of change in accounting principle, excluding net realized gains on investments, decreased $1.4 billion in 2002, primarily attributable to the factors driving the significant increase in the combined ratio discussed above and, to a lesser extent, a decrease in investment-related income. Earnings (loss) before income taxes and cumulative effect of change in accounting principle, excluding net realized gains on investments, decreased $976 million in 2001, primarily attributable to the increase in the combined ratio (including the significant impact of the events of September 11, 2001) and the decrease in net investment income.

International Property and Casualty Business

                                                                            Year ended December 31,
                                                               ---------------------------------------------------
(In millions)                                                        2002               2001             2000
                                                               ----------------- --------------- -----------------

Net premiums written......................................          $1,880             $1,864           $2,754
Net underwriting loss.....................................          (1,014)              (618)            (509)
Net investment income.....................................             222                303              347
Earnings (loss) before income taxes and cumulative
     effect of change in accounting principle.............            (818)              (140)             117
Net realized gains on investments.........................              15                112              297
Loss before income taxes and cumulative effect of
    change in accounting principle, excluding net
    realized gains on investments.........................            (833)              (252)            (180)
GAAP ratios (1):
   GAAP claims and claim expense ratio....................           120.4%             100.5%            91.6%
   GAAP underwriting expense ratio........................            33.8%              38.1%            26.4%
                                                                     -----              -----            -----
   GAAP combined ratio....................................           154.2%             138.6%           118.0%
                                                                     =====              =====            =====


(1) Represents data for the applicable periods calculated in accordance with GAAP. Claims and claim expense ratio represents incurred claims and claim expenses as a percentage of net premiums earned. Underwriting expense ratio represents acquisition costs and other underwriting expenses (excluding amortization of intangibles, interest expense and minority interest in net earnings of consolidated businesses) as a percentage of net premiums earned. The combined ratio represents the sum of the claims and claim expense ratio and the underwriting expense ratio.

Net premiums written increased only $16 million or 1% in 2002. This modest increase was primarily attributable to the positive impacts of higher premium pricing stemming from the recent hardening price environment within the overall property and casualty insurance/reinsurance industry being largely negated by actions initiated in 2001 and 2002 to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable. Ceded reinsurance premiums written grew somewhat during 2002 ($406 million or 36%) due to the unusually high 2001 ceded premium activity driven by the events of September 11, 2001 being more than matched by elevated 2002 ceded premium levels. The high 2002 ceded premiums written resulted from the combination of increasing contingent premium cost estimates (including reinstatement premiums) related to prior loss events and higher general retrocession costs. Net premiums written decreased $890 million or 32% in 2001, primarily attributable to (1) higher levels of ceded losses under the aggregate excess-of-loss retrocession program principally as a result of the events of September 11, 2001 and (2) the decision to exit certain lines of business and customer relationships as part of a reunderwriting initiative undertaken in 2001, somewhat offset by general growth in premiums due to the recent hardening of pricing within the overall property and casualty insurance/reinsurance industry.

Consistent with experience in the domestic property and casualty business, the significant increase in the combined ratio in 2002 is primarily attributable to the recognition of adverse development related to prior year loss events, including a significant charge recognized during the fourth quarter. Due to the impacts of existing retrocession coverages previously purchased, the recording of this adverse development both increased incurred claims and claim expenses and, to a lesser extent, decreased premium revenues (principally because of higher levels of contingent ceded premiums following these reserve adjustments). The elevated combined ratio for 2001 is partially attributable to higher levels of ceded premiums and incurred losses resulting from the events of September 11, 2001. Excluding this impact, the 2001 combined ratio would have been 114.8%. The relatively high combined ratios in 2001 (excluding the impact of the events of September 11, 2001) and, to a lesser extent in 2000, primarily reflect the effects of continued insufficient pricing within the overall property and casualty insurance/reinsurance industry in recent years and adverse development on prior year recorded losses. The increase in the combined ratio in 2000 also includes the impact of significant adverse development relating to certain European windstorms occurring late in 1999.

Life Reinsurance Business

                                                                            Year ended December 31,
                                                                     --------------------------------------
(In millions)                                                            2002        2001         2000
                                                                     --------------------------------------

Revenues..................................................               $2,642     $2,466       $2,207
Earnings before income taxes and cumulative
     effect of change in accounting principle.............                   98        260          238


Revenues, which consist of net premiums earned, net investment income, net realized gains on investments and other revenues--including fees generated from investment-related life reinsurance products and financial reinsurance transactions--increased $176 million or 7% in 2002 and $259 million or 12% in 2001. The revenue growth in 2002 was primarily related to the acquisition during the year of a relatively substantial block of traditional life business in the U.S., somewhat offset by a decrease in net realized gains on investments. The increase in revenues in 2001 was primarily attributable to growth in the international traditional life and health business (principally in Europe and Latin America), somewhat offset by a decrease in net realized gains on investments.

Earnings before income taxes and cumulative effect of change in accounting principle decreased $162 million or 62% in 2002, including a $49 million decrease in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes and cumulative effect of change in accounting principle decreased $113 million or 55% in 2002, primarily attributable to increased claim activity in 2002 as compared to 2001with respect to mortality and certain health-related products. Earnings before income taxes and cumulative effect of change in accounting principle increased $22 million or 9% in 2001, including a $41 million decrease in net realized gains on investments. Excluding net realized gains on investments, earnings before income taxes and cumulative effect of change in accounting principle increased $63 million or 45% in 2001, primarily attributable to the increase in revenues discussed above and more favorable claim experience as compared to 2000 (particularly in the international individual disability line of business).

Liquidity and Capital Resources

GE Global Insurance's ability to meet its obligations, including debt service and operating expenses, and pay dividends to its shareholder depends primarily upon the receipt of sufficient funds from its insurance businesses. The payment of dividends by ERC, GE Re, Medical Protective and CORE Insurance are subject to restrictions set forth in the insurance laws of Missouri, Illinois, Indiana and Vermont, respectively, as well as other restrictions. Historically, our liquidity requirements have been met by funds provided from operations and from the maturity and sales of investments. In the recent past (such as in 2002 in response to the significant fourth quarter charge taken for adverse development and in 2001 in response to the events of September 11), capital contributions from our ultimate parent--GE Company--have been a liquidity source. However, there are no contractual capital support agreements in place and, accordingly, there can be no assurances as to the level of any future capital contributions.

Cash flows from operating activities, which primarily consists of premiums collected during the period (net of related acquisition costs) and payments made for claims and claim expenses, increased $2.1 billion in 2002. This increase is primarily attributable to the relatively immediate positive cash impact stemming from the recent hardening premium price environment. While reported 2002 GAAP-basis underwriting results were significantly depressed as compared to 2001, the majority of this was attributable to reserve strengthening actions for liability-related exposures underwritten in 1997-2001. The cash impact of these actions will be spread out over a number of future years. Cash flows from operating activities increased $74 million in 2001, primarily attributable to a decrease in claim settlements relative to the collection of premiums, somewhat offset by an increase in reinsurance recoverables under our aggregate excess-of-loss retrocession program.

Cash flows from investing activities decreased $2.1 billion in 2002, primarily attributable to growth in net purchases of investment securities as a result of the increased operating cash flows discussed above. Cash flows from investing activities decreased $1.3 billion in 2001, primarily attributable to a net increase in the purchase of investment securities as a result of the cash inflows from higher volumes of contract deposits within the life reinsurance operations and the capital contributions discussed below under cash flows from financing activities.

Cash flows from financing activities increased $596 million in 2002, primarily attributable to an increase in the level of capital contributions received in

2002 ($1.8 billion) as compared to 2001 ($400 million), partially offset by a decrease in the level of contract deposits within the life reinsurance business segment and a decrease in the level of short-term borrowings (including those involving a related party credit facility). The $1.8 billion capital contribution received in 2002 was made to replenish capital sufficient to cover the after-tax impact of the $2.5 billion charge taken in the fourth quarter to strengthen prior year claim reserves. Cash flows from financing activities increased $944 million in 2001, primarily attributable to an increase in contract deposit liabilities resulting from growth within the life reinsurance business segment and capital contributions received to replenish capital sufficient to cover losses associated with the events of September 11, 2001, somewhat offset by a decrease in short-term borrowings.

In connection with the 2002 $1.8 billion capital contribution and other transactions, we transferred our international property and casualty businesses from ERC Life to GE Investments, Inc. ("GEII"), and following those transactions, we own all the outstanding shares of Class C common stock of GEII. The Class C stock is intended to reflect the value and the financial performance of the transferred businesses. Because GE has delegated control of the transferred businesses to us, we continue to consolidate the financial results of those businesses with our results. Our Class C shares represent less than 20% of the outstanding common stock of GEII. The following table providees summary balance sheet information of the transferred businesses as of December 31, 2002:


Assets                               (In millions)
------
Total investments                       $ 5,535
Reinsurance recoverables                  5,723
Premiums receivable                       2,360
Other assets                              3,150
                                        -------
                                        $16,768
                                        =======

Liabilities and Equity
----------------------
Claims and claim expenses               $10,901
Other liabilities                         3,428
Equity                                    2,439
                                        -------
                                        $16,768
                                        =======


We have a one-year $600 million revolving credit agreement with GE Capital Services which enables us to borrow from GE Capital Services at an interest rate per annum equal to GE Capital Services' cost of funds for a one year period. The agreement is automatically extended for successive terms of one year each unless terminated in accordance with terms of the agreement. The total amount outstanding on this credit facility, including accrued interest payable, was $190 million and $109 million as of December 31, 2002 and 2001, respectively.

During 2002, certain external credit rating agencies announced actions with respect to GE Global Insurance and its businesses. Those rating agencies made similar announcements with regard to other property and casualty insurance and reinsurance entities at about the same time. A.M. Best lowered its financial strength group rating for us from A++ (superior) to A+ (superior). Debt ratings for us affect $1.7 billion of outstanding debt. These ratings were also adjusted negatively in 2002, but remained investment grade. We do not believe these actions will materially affect our liquidity or capital resources or the ability to write future business.

Off-Balance Sheet Arrangements

We have not utilized forms of off-balance sheet arrangements, such as asset securitizations, involving special purpose entities to facilitate improved share owner returns and securities transactions, transfer selected credit risk, or engage in speculative activities and have not provided financial support to special purpose entities under any liquidity or credit support agreements.

Investments

General. We follow a conservative investment strategy that emphasizes maintaining a high quality investment portfolio. The primary goals include a growing stream of investment income and improving total investment returns. All investments are administered under guidelines established and approved by our Board of Directors. Our guidelines specify credit quality and concentration limits with respect to both fixed maturity and equity securities.

In structuring our fixed maturity portfolios, we consider the duration of our assets and claims and claim expense reserves. Most fixed maturity portfolios have total return benchmarks against which relative performance is measured. The total return benchmarks include investment income and realized and unrealized gains and losses on investments. Equity portfolios are managed for total return and performance is measured against equity benchmarks.

On a worldwide basis, based on data as of December 31, 2002, we manage 23% of our investments internally. GE Asset Management Incorporated, an affiliate, manages an additional 58% of our investments, and the balance is managed by unaffiliated outside managers.

Investment results are summarized as follows:

                                                                         Year ended December 31,
                                                     -----------------------------------------------------------------
(In millions)                                            2002         2001         2000         1999         1998
                                                     -----------------------------------------------------------------

Average invested assets (at cost)...........           $24,487      $21,697      $21,197      $20,940      $18,794
Net investment income.......................             1,072        1,202        1,315        1,151          985
Net effective yield.........................               4.4%         5.5%         6.2%         5.5%         5.2%
Net realized gains on investments...........           $   241      $   436      $   522      $   699      $   432
Net unrealized gains on investment securities,
   before deferred income taxes.............               295           49          244           92        1,554

The increase in net unrealized gains on investment securities, before deferred income taxes in 2002 is primarily due to the effects of a general decrease in interest rates which occurred during the year.

We continue to seek opportunities to enhance investment yield through a conservative, primarily fixed maturity investment strategy. Our current investment strategy does not contemplate material additional investments in non-investment grade debt securities, commercial real estate, commercial mortgages or derivatives.

Domestic Investment Operations. A substantial portion of our domestic property and casualty investment portfolios are invested in tax-exempt state and municipal bonds, which we believe provide the most attractive after-tax yield. Our domestic life investment portfolios are largely invested in taxable debt securities.

Our domestic fixed maturity portfolios, categorized by rating based on market values, are summarized as follows:

                                                                     Domestic Property
                                                                        and Casualty            Domestic Life
                                                                   ---------------------------------------------------
                                                                                      December 31,
                                                                   ---------------------------------------------------
                                                                       2002         2001          2002          2001
                                                                   ---------------------------------------------------

U.S. government and government agency securities............           1.5%         1.0%          2.0%          2.0%
Aaa.........................................................          34.3         40.5           2.5           2.1
Aa..........................................................          19.3         26.0          12.0           9.1
A...........................................................           8.2         12.0          27.8          29.3
Baa.........................................................           6.8          2.0          12.5          13.1
Ba..........................................................           0.7          0.5           1.3           1.1
Canadian securities.........................................           3.9          4.1          11.5          10.1
Mortgage-backed and other asset-backed securities...........          22.2         11.1          28.0          32.0
Other.......................................................           3.1          2.8           2.4           1.2
                                                                     -----        -----         -----         -----
   Total....................................................         100.0%       100.0%        100.0%        100.0%
                                                                     =====        =====         =====         =====

Ratings are as assigned by Moody's when available, or by S&P and converted to the generally comparable Moody's rating.

Our emphasis on investment quality is evidenced by the preceding table, which indicates that the bonds in our investment portfolios are principally invested in either U.S. government and government agency securities or issues rated "Baa" or above. The Canadian securities held are similar in quality to the other securities held in our domestic portfolio. Fixed maturity securities held in our domestic life portfolios include mortgage-backed and other asset-backed securities that are matched to the liability profile of specific life reinsurance contracts. Investments in mortgage-backed and other asset-backed securities are limited to lower risk tranches and do not include any interest only or principal only securities. Mortgage-backed and other asset-backed securities in our investment portfolio were principally issued by Federal agencies. The majority of the balance of other securities held in both the domestic property and casualty and domestic life portfolios represent investments in non-rated debt securities. We do not contemplate significant additional investment in non-investment grade securities in either the property and casualty or life portfolios.

International Investment Operations. The investment portfolios of our international operations (other than certain equity portfolios, which are managed by outside managers) are managed by the GE Frankona Re Group's investment personnel based in Munich, within guidelines established by the management of the GE Frankona Re Group and under the overall supervision and review of ERC's investment department. The principal objective of the GE Frankona Re Group's investment policy is to manage the investment portfolios on a total return basis taking into consideration the duration and currency structure of the GE Frankona Re Group's reinsurance liabilities. The GE Frankona Re Group's investment portfolios are geographically diversified with investments principally from the major European markets and the United States.

As of December 31, 2002, the fair value of the GE Frankona Re Group's investments totaled $7,093 million, an increase of $496 million from December 31, 2001. The composition of GE Frankona Re Group's investments is summarized as follows:

                                                                 December 31,
                                                            --------------------
                                                              2002         2001
                                                            --------------------

   Fixed maturity securities............................      87.3%        89.1%
   Equity securities....................................       7.6          8.1
   Other invested assets................................       5.1          2.8
                                                             -----        -----

   Total................................................     100.0%       100.0%
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

Interest Rate and Currency Risk Management

Interest rate and currency risk management is important in our normal business activities. We use derivative financial instruments to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates and currency exchange rates. As a matter of policy, we do not engage in derivatives trading, derivatives market-making or other speculative activities. More detailed information regarding these financial instruments, as well as strategies and policies for their use, is contained in notes 2 and 14 to the consolidated financial statements.

We manage our exposure to currency principally by matching investment assets with the underlying insurance/reinsurance liabilities. Any remaining significant net asset/liability positions in a given currency are hedged with forward currency purchase or sale contracts to further mitigate currency exposures. We also hedge our currency risk by utilizing cross currency swaps and currency forwards. We manage our exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. Certain of the products reinsured within the life segment include fixed rate interest rate features that are matched with fixed rate investments of a similar duration.

On a limited basis, and as part of ongoing customer activities, we use equity options to minimize exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products. Additionally, we have entered into a limited number of credit default swaps to lessen exposure on certain financial guarantee reinsurance business.

Substantially all derivative transactions are executed by our Treasury Department, which works closely with GE Capital Treasury personnel to maintain controls on all exposures, adhere to stringent counterparty credit standards and actively monitor marketplace exposures. Although we are exposed to credit risk that the counterparty may not be able to comply with the terms and conditions of the contracts, we use only highly rated institutions as counterparties to derivative transactions.

The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest rates and currency exchange rates. The following discussion is based on so-called "shock tests," which model effects of interest rate and currency shifts on the reporting company. While the following results of shock tests for changes in interest rates and currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts.

     One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, with all else constant, we estimate that such a decrease, including repricing in the securities portfolio, would reduce our 2003 net earnings based on year-end 2002 positions by an insignificant amount. Based on positions at year-end 2001, the pro forma effect on 2002 net earnings of such a decrease in interest rates was also estimated to be an insignificant amount.

     Our geographic distribution of operations is diverse. One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. We analyzed year-end 2002 consolidated currency exposures, including financial instruments designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured generally assuming a 10 percent decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, we estimated at year-end 2002 that such a decrease would have an insignificant effect on 2003 earnings.

Cyclicality

The property and casualty reinsurance industry has been highly cyclical. Underwriting results of primary property and casualty insurance companies and prevailing general economic and reinsurance premium rates significantly influences demand for reinsurance. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including changes in what we believe to be the propensity of courts to grant large awards, natural disasters and other catastrophic events (such as hurricanes, windstorms, earthquakes, floods, fires and, as experienced in 2001, intentional events such as terrorist acts), fluctuations in interest rates and other changes in the investment environment which affect inflationary pressures that may tend to affect the size of losses experienced by ceding primary insurance companies.

Effects of Inflation

Our ultimate claims and claim expense costs on claims not yet settled is increased by the effects of inflation, and changes in the inflation rate therefore could become a significant factor in determining appropriate claims and claim expense reserves, as well as reinsurance premium rates. Generally, our methods used to estimate claims and claim expense reserves and to calculate reinsurance premium rates take into account the anticipated effects of inflation in estimating the ultimate claims and claim expense costs. We use both insurance industry data and government economic indices in estimating the effects of inflation on claims and claim expense reserves and reinsurance premium rates. However, until claims are ultimately settled, the full effect of inflation on our results cannot be known.

Critical Accounting Policies

Accounting policies discussed in this section are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Insurance liabilities and reserves differ for short and long-duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as term and whole life insurance policies) also is based on approved actuarial techniques that include assumptions about mortality, lapse rates and future yield on related investments. Historical insurance industry experience indicates that a greater degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts than exists for long-duration mortality exposures. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time--often many years--that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting lags in receiving current claims data. Benefit-related insurance liabilities totaled $31.8 billion at year-end 2002. Of that total, approximately $25.2 billion ($16.1 billion net of reinsurance recoverables) related to unpaid claims and claims adjustment expenses under short-duration insurance contracts.

We continually evaluate the potential for changes in loss estimates with the support of qualified reserving actuaries and use the results of these evaluations both to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. For actuarial analysis purposes, reported and paid claims activity is segregated into more than 300 reserving segments, each having differing historical settlement trends. A variety of actuarial methodologies are then applied to the underlying data for each of these reserving segments in arriving at an estimated range of "reasonably possible" loss scenarios. Factors such as line of business, length of historical settlement pattern, recent changes in underwriting standards and unusual trends in reported claims activity will generally affect which actuarial methodologies are given more weight for purposes of determining the "best estimate" of ultimate losses in a particular reserving segment.

As discussed on pages 18-20, in recent periods and continuing throughout 2002, the level of reported claims activity related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has been significantly higher than anticipated. Full consideration of these trends was incorporated into a comprehensive reserve study completed in the fourth quarter of 2002. Insurance reserves, by their very nature, do not represent an exact calculation of liability and, while we have established reserves equal to the current best estimate of ultimate losses, there remains a high likelihood that further changes in such loss estimates--either upward or downward--will occur in the future. Further information about insurance liabilities is provided in note 6.

Impairment of investment securities results in a charge to operations when a market decline below cost is considered other than temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. Our investment securities amounted to $26.4 billion at year-end 2002. Gross unrealized gains and losses included in that carrying amount related to debt securities were $549 million and $142 million, respectively. Gross unrealized gains and losses on equity securities were $9 million and $121 million, respectively. Of securities with unrealized losses at year-end 2002, and based on application of our accounting policy for impairment, approximately $130 million of portfolio value, including approximately $14 million from the telecommunications and cable industries, is at risk of being charged to earnings in 2003. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks. Further information is provided in notes 2 and 4 and on pages 26-28, which discusses the investment securities portfolio.

Losses on uncollectible premium receivables and reinsurance recoverables are recognized when they are incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers, collateral value (such as letters of credit and funds held balances) and legal right-of-offset of related claim liabilities. Exposure to losses on uncollectible premium receivables and reinsurance recoverables at year-end 2002 was approximately $15.3 billion, against which an allowance for losses of $181 million was provided. Further information is provided in notes 2, 6 and 10 to the consolidated financial statements. While losses depend to a large degree on future economic conditions (including the impact of future claims experience), we do not anticipate significant receivable write-offs in 2003.

Projections of future cash flows are required in order to both perform impairment testing for certain asset categories and to properly account for reinsurance arrangements. The more significant asset categories requiring routine impairment testing using a cash flow based methodology include deferred insurance acquisition costs, present value of future profits and goodwill. At year-end 2002, these asset categories totaled $3.7 billion. While any required future impairment actions will depend to a large degree on future economic conditions (including the impact of future claims experience and, to a lesser extent, investment yields), we do not anticipate significant impairment charges in 2003. The reinsurance-specific requirements necessitating projections of future cash flows include "risk transfer" testing for both assumed and ceded business at contract inception and, for certain ceded contracts containing retrocessionaire limits expressed in terms of an "economic loss," throughout the life of the underlying contract. At year-end 2002, approximately $1.3 billion of reinsurance recoverables related to contracts containing economic loss limits. As part of our continuing updates of recorded liabilities for claims and claim expenses, we also periodically reassess the expected pay-out patterns and resulting cash flow projections and make indicated adjustments to the recorded reinsurance recoverables. We do not anticipate significant adjustments during 2003.

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and business combinations require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see note 2, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected when there are acceptable alternatives.

New Accounting Standards--Currently Effective

The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, generally became effective for us on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002. The result of our applying the new rules as of January 1, 2002, resulted in no impairment charge.

The cumulative effect of accounting change in 2001 related to the adoption, as of January 1, 2001, of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Adoption of this standard resulted in a one-time, non-cash charge that reduced 2001 earnings by $11 million.

New Accounting Standards--Not Yet Effective

In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to special purpose entities (SPE's) could be consolidated and, if consolidated, any assets and liabilities now on the books related to those SPE's would be removed. Because we have not traditionally engaged in the types of securitization vehicles within the scope of FIN 46, we do not believe adoption of the interpretation will impact our future results.

The Derivatives Implementation Group ("DIG") of the FASB is currently discussing the accounting treatment under SFAS 133 for modified coinsurance arrangements in which funds are withheld by the ceding insurer. In 2003, the DIG might determine that these types of arrangements include an embedded derivative that must be bifurcated from the host instrument. This issue would also be applicable to other funds withheld arrangements that incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. We are currently evaluating the effect that this interpretation may have upon our operations, and at this time, we do not believe it will have a material negative consequence on future operating results.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on us is discussed on pages 28-29.


Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the Independent Auditors' Report thereon and the Supplementary Financial Statement Schedules listed on the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.


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

Omitted


Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Omitted


Item 13.    Certain Relationships and Related Transactions.

Omitted


Item 14.   Controls and Procedures


Within the 90-day period prior to the filing of this report, we, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)1.  Financial Statements and Schedules.

          The consolidated financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 34).

   (a)2.  Financial Statement Schedules.

          The consolidated financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 34).


   (a)3.  Listing of Exhibits.

           3.1 A complete copy of our Articles of Incorporation, as last amended on August 30, 1995, and currently in effect. (Incorporated by reference to Exhibit 3.1 of our Form 10-K for the year ended December 31, 1995.)

           3.2 A complete copy of our By-laws, as last amended on February 26, 1995, and currently in effect. (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form 10, File No. 0-27394.)

          10.1 Whole Account Aggregate Excess of Loss Retrocession Reinsurance Agreement, between Employers Reinsurance Corporation, GE Reinsurance Corporation, GE Frankona Ruckversicherungs-Aktiengesellschaft and XL Re Ltd., dated January 1, 2002 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

          10.2 Whole Account Aggregate Excess of Loss Retrocession Reinsurance Agreement, between Employers Reinsurance Corporation, GE Reinsurance Corporation, GE Frankona Ruckversicherungs-Aktiengesellschaft and Tokio Millennium Re Ltd., dated January 1, 2002 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

          10.3 Whole Account Aggregate Excess of Loss Retrocession Reinsurance Agreement, between Employers Reinsurance Corporation, GE Reinsurance Corporation, GE Frankona Ruckversicherungs-Aktiengesellschaft and Underwriters
                    Reinsurance Company (Barbados) Inc., dated January 1, 2002 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

             12     Computation of ratio of earnings to fixed charges.


     (b)1.Reports on Form 8-K.

          A current  report on Form 8-K was filed on November  21,  2002,  under
          Item 5. setting forth, among other things, increased reserves at GE Global Insurance.

                                   ITEM 15(a)

                     GE Global Insurance Holding Corporation
                           and Consolidated Subsidiaries

                                    Index to
                        Consolidated Financial Statements
                                       and
                          Financial Statement Schedules


                                                                            Page
                                                                            ----
Consolidated Financial Statements
   Independent Auditors' Report...............................................35
   Consolidated Statement of Earnings.........................................36
   Consolidated Statement of Financial Position...............................37
   Consolidated Statement of Stockholder's Equity.............................39
   Consolidated Statement of Cash Flows.......................................40
   Notes to Consolidated Financial Statements.................................41

Financial Statement Schedules
   Schedule II - Condensed Financial Information of Registrant................67
   Schedule III - Supplementary Insurance Information.........................71

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
GE Global Insurance Holding Corporation:


We have audited the accompanying consolidated statement of financial position of GE Global Insurance Holding Corporation and consolidated subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules listed in the Index at Item 15(a) as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Global Insurance Holding Corporation and consolidated subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company in 2002 changed its method of accounting for goodwill and other intangible assets, and in 2001 changed its method of accounting for derivative instruments and hedging activities.
                                                                        KPMG LLP


Kansas City, Missouri
January 27, 2003

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

                       Consolidated Statement of Earnings



                                                                             Year ended December 31,
                                                                        -------------------------------
(In millions)                                                             2002        2001        2000
                                                                        -------------------------------
Revenues
Net premiums written                                                    $ 7,892      $7,392     $ 8,191
                                                                        =======      ======     =======

Net premiums earned                                                     $ 7,787      $7,185     $ 8,001
Net investment income                                                     1,072       1,202       1,315
Net realized gains on investments                                           241         436         522
Other revenues                                                              176         368         293
                                                                        -------      ------     -------
Total revenues                                                            9,276       9,191      10,131
                                                                        -------      ------     -------

Costs and Expenses
Claims, claim expenses and policy benefits                                9,282       6,975       6,727
Insurance acquisition costs                                               1,867       1,830       1,913
Amortization of intangibles                                                  24          92         143
Interest expense                                                            124         102         126
Other operating costs and expenses                                          645         569         529
Minority interest in net earnings of consolidated
   subsidiaries                                                              89          89          88
                                                                        -------      ------      ------
Total costs and expenses                                                 12,031       9,657       9,526
                                                                        -------      ------      ------
Earnings (loss) before income taxes and cumulative effect of
    change in accounting principle                                       (2,755)       (466)        605
                                                                        --------     ------      ------
Income tax (expense) benefit:
   Current                                                                  851         297         109
   Deferred                                                                 171         (15)       (133)
                                                                        -------      ------      ------
                                                                          1,022         282         (24)
                                                                        -------      ------      ------
Earnings (loss) before cumulative effect of change in
     accounting principle                                                (1,733)       (184)        581
                                                                        -------      ------      ------

Cumulative effect of change in accounting principle                           -         (11)          -
                                                                        -------      ------      ------

Net earnings (loss)                                                     $(1,733)     $ (195)     $  581
                                                                        =======      ======      ======


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                  Consolidated Statement of Financial Position


                                                                                        December 31,
                                                                                ---------------------------
(In millions)                                                                      2002              2001
                                                                                ---------------------------
Assets
Investments:
   Fixed maturity securities available-for-sale, at fair value                   $22,200           $19,769
   Equity securities, at fair value                                                  627               641
   Short-term investment securities, at amortized cost                             3,620             1,748
   Other invested assets                                                             375               337
                                                                                 -------           -------
   Total investments                                                              26,822            22,495

Cash                                                                                 911               470

Securities and indebtedness of related parties                                       786               296

Accrued investment income                                                            383               386

Premiums receivable                                                                4,447             4,376

Funds held by reinsured companies                                                    815               720

Reinsurance recoverables                                                          10,901            10,367

Deferred insurance acquisition costs                                               1,882             1,615

Intangible assets                                                                  2,001             1,727

Other assets                                                                       2,838             2,666
                                                                                 -------           -------

Total assets                                                                     $51,786           $45,118
                                                                                 =======           =======





                                                                                         December 31,
                                                                                -------------------------------
(In millions)                                                                     2002                  2001
                                                                                -------------------------------

Liabilities and equity
Claims and claim expenses                                                        $25,157               $22,033
Accumulated contract values                                                        2,826                 2,909
Future policy benefits for life and health contracts                               3,852                 2,965
Unearned premiums                                                                  3,231                 2,763
Other reinsurance balances                                                         4,325                 2,935
Contract deposit liabilities                                                         887                   915
Other liabilities                                                                  1,762                 1,181
Long-term borrowings                                                               1,656                 1,655
Indebtedness to related parties                                                      190                   217
                                                                                 -------              --------
   Total liabilities                                                              43,886                37,573
                                                                                 -------              --------
Minority interest in equity of consolidated
   subsidiaries                                                                    1,236                 1,183
                                                                                 -------              --------

Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                                             150                   150
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,600 shares                                               8                     5
Paid-in capital                                                                    3,222                 1,425
Retained earnings                                                                  3,262                 5,002
Accumulated unrealized gains on investment securities - net (a)                      149                    23
Accumulated foreign currency translation adjustments (a)                            (138)                 (241)
Derivatives qualifying as hedges (a)                                                  11                    (2)
                                                                                 -------               -------
   Total stockholder's equity                                                      6,664                 6,362
                                                                                 -------               -------

Total liabilities and equity                                                     $51,786               $45,118
                                                                                 =======               =======


(a)  The sum  of  accumulated  unrealized   gains  on   investment   securities,
     accumulated foreign currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $22 million and $(220) million at year-end 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity


                                                                                                     Accumulated
                                                                                                      Nonowner
                                                                                                       Changes
                                                       Preferred   Common    Paid-In    Retained     Other Than
(In millions)                                            Stock      Stock    Capital    Earnings      Earnings        Total
                                                       ---------- ---------- --------- ------------ -------------- -----------

Balances, January 1, 2000                                $150         $5       $845      $4,630         $(55)         $5,575
                                                                                                                      ------
   Changes other than transactions with share owner:
     Net earnings                                           -          -          -         581            -             581
     Net unrealized gains on investment securities (a)      -          -          -           -          452             452
     Foreign currency translation adjustments (b)           -          -          -           -         (216)           (216)
     Reclassification adjustments  (c)                      -          -          -           -         (360)           (360)
                                                                                                                      ------
       Total changes other than transactions with
          share owner                                                                                                    457

   Dividends paid on preferred stock                        -          -          -          (7)           -              (7)
                                                         ----         --      -----        ----         ----          ------

Balances, December 31, 2000                               150          5        845       5,204         (179)          6,025

   Changes other than transactions with share owner:
     Net loss                                               -          -          -        (195)           -            (195)
     Net unrealized gains on investment securities (a)      -          -          -           -          162             162
     Foreign currency translation adjustments (b)           -          -          -           -           81              81
     Derivatives qualifying as hedges (d)                   -          -          -           -           (2)             (2)
     Reclassification adjustments (c)                       -          -          -           -         (282)           (282)
                                                                                                                       -----
       Total changes other than transactions with
          share owner                                                                                                   (236)
                                                                                                                       -----

    Capital contribution received                           -          -        580           -            -             580
    Dividends paid on preferred stock                       -          -          -          (7)           -              (7)
                                                         ----         --     ------      ------         -----         ------

Balances, December 31, 2001                               150          5      1,425       5,002          (220)         6,362
                                                                                                                      ------

    Changes other than transactions with share owner:
     Net loss                                               -          -          -      (1,733)            -         (1,733)
     Net unrealized gains on investment securities (a)      -          -          -           -           279            279
     Foreign currency translation adjustments (b)           -          -          -           -           103            103
     Derivatives qualifying as hedges (d)                   -          -          -           -            13             13
     Reclassification adjustments (c)                       -          -          -           -          (153)          (153)
                                                                                                                      ------
          Total changes other than transactions with                                                                  (1,491)
             share owner                                                                                              ------

     Capital contribution received in exchange for
        issuance of additional shares of common stock       -          3      1,797           -             -          1,800
     Dividends paid on preferred stock                      -          -          -          (7)            -             (7)
                                                         ----        ---     ------      ------         -----         ------

Balances, December 31, 2002                              $150         $8     $3,222      $3,262         $  22         $6,664
                                                         ====         ==     ======      ======         =====         ======


(a) Presented net of taxes of $(151) million, $(78) million and $(195) million in 2002, 2001 and 2000, respectively.
(b) Presented net of taxes of $(33) million, $(62) million and $113 million in 2002, 2001 and 2000, respectively.
(c) Presented net of taxes of $88 million, $154 million and $189 million in 2002, 2001 and 2000, respectively. (Note: In addition to net realized gains on investment securities, the 2000 reclassification adjustment includes $27 million in pre-tax gains related to available-for-sale investment securities held by an investee accounted for under the equity method; these gains were included in other revenues in the accompanying consolidated statement of earnings.)
(d) Presented net of taxes of $(7) and $1 million in 2002 and 2001, respectively. See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statement of Cash Flows


                                                                               Year ended December 31,
                                                                       --------------------------------------
(In millions)                                                              2002         2001          2000
                                                                       --------------------------------------

Cash Flows From Operating Activities
Net earnings (loss)                                                    $ (1,733)    $   (195)       $  581
Adjustments to reconcile net earnings (loss) to cash
     from (used for) operating activities:
         Claims and claim expenses                                        2,968        3,863         1,084
         Future policy benefits for life and health contracts               543          271           589
         Unearned premiums                                                  272          129           207
         Funds held by reinsured companies                                  (85)          47          (103)
         Reinsurance recoverables                                          (489)      (3,697)       (1,579)
         Deferred income taxes                                             (171)          15           133
         Income taxes receivable                                            (64)        (133)         (120)
         Amortization of insurance acquisition costs                      1,867        1,830         1,913
         Insurance acquisition costs deferred                            (2,185)      (1,916)       (2,200)
         Net realized gains on investments                                 (241)        (436)         (522)
         Other reinsurance payables                                       1,370          872           188
         Other, net                                                           4         (717)         (312)
                                                                       --------      -------       -------
     Cash from (used for) operating activities                            2,056          (67)         (141)
                                                                       --------      -------       -------

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
     Purchases                                                          (18,070)     (17,706)       (9,823)
     Sales                                                               14,250       14,797         7,235
     Maturities                                                           2,457        2,337           940
Equity securities:
     Purchases                                                             (635)        (459)       (1,175)
     Sales                                                                  527          191         3,522
Net purchases of short-term investments                                  (1,871)        (400)         (560)
Net cash paid for acquisitions and in-force reinsurance
     transactions                                                           (25)           -             -
Other investing activities                                                   79          100            28
                                                                       --------      -------        ------
     Cash from (used for) investing activities                           (3,288)      (1,140)          167
                                                                       --------      -------        ------

Cash Flows From Financing Activities
Change in contract deposits                                                 (28)         (33)           38
Net contract accumulation receipts (payments)                               (83)         746             6
Net proceeds (payments) under related party credit facility                (569)         (29)           51
Proceeds from short-term borrowings                                          82           20            20
Principal payments on short-term borrowings                                   -          (41)         (687)
Proceeds from long-term borrowings                                            -            -           691
Cash received upon assumption of insurance liabilities                      407            -             -
Capital contribution received                                             1,800          400             -
Proceeds from issuance of preferred stock of subsidiary                      50            -             -
Dividends paid                                                               (7)          (7)           (7)
                                                                       --------      -------        ------
     Cash from financing activities                                       1,652        1,056           112
                                                                       --------      -------        ------

Effect of exchange rate changes on cash                                      21          425          (301)
                                                                       --------      -------        ------

Increase (decrease) in cash                                                 441          274          (163)
Cash at beginning of year                                                   470          196           359
                                                                        -------      -------        ------
Cash at end of year                                                     $   911      $   470        $  196
                                                                        =======      =======        ======


See Notes to Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.   Basis of Presentation

Principles of Consolidation

GE Global Insurance Holding Corporation ("GE Global Insurance"), referred to as "we", "us" or "our" in this report, is a wholly-owned subsidiary of General Electric Capital Services, Inc. ("GE Capital Services"), which is a wholly-owned subsidiary of General Electric Company ("GE Company"). Our accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of GE Global Insurance, Employers Reinsurance Corporation ("ERC"), GE Reinsurance Corporation ("GE Re"), Medical Protective Corporation and CORE Insurance Holdings ("CORE"). ERC and GE Re are reinsurance companies and Medical Protective Corporation is an insurance holding company, with each having various property and casualty insurance/reinsurance and life reinsurance businesses. CORE is a reinsurance holding company, whose underlying reinsurance operations are in run-off. We own 100% of the common stock of ERC, GE Re, Medical Protective Corporation and CORE, representing 89.5% of the voting rights of ERC and 100% of the voting rights for GE Re, Medical Protective Corporation and CORE. General Electric Capital Corporation ("GE Capital Corporation" - a wholly-owned subsidiary of GE Capital Services) owns 100% of ERC's preferred stock, representing 10.5% of ERC's voting rights.

Other affiliates, generally companies in which we own 20 to 50 percent of the voting rights or otherwise have significant influence, are included in other invested assets and valued at the appropriate share of equity plus loans and advances.

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"), which, as to the insurance company businesses, vary from statutory accounting practices prescribed or permitted by insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Certain reclassifications of prior year balances have been made to conform to the current year presentation.

2.   Summary of Significant Accounting Policies

Investments

Substantially all of our fixed maturity securities and marketable equity securities have been designated as available-for-sale, and are reported at fair value with net unrealized gains or (losses) included in stockholder's equity, net of applicable taxes and certain other adjustments. Such reported fair values are based primarily on quoted market prices or, if quoted prices are not available, are valued by third party pricing vendors. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and specific prospects for the issuer. Realized gains or (losses) on sales of investments are determined on the specific-identification method and include adjustments to the net realizable value of investments for declines in value that are considered to be other than temporary. Investment income is recognized as earned and includes the accretion of discounts and amortization of premiums related to fixed maturity securities.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

Property and Casualty Insurance/Reinsurance Segment

Premiums are reported as earned over the terms of the related insurance/reinsurance policies or treaties. In general, earned premiums are calculated on a pro rata basis, are determined based on reports received from reinsureds or are estimated if reports are not received timely from reinsureds. Premium adjustments under retrospectively rated reinsurance contracts are recorded based on estimated claims and claim expenses, including both case and incurred but not yet reported liabilities.

Certain insurance acquisition costs, principally commissions, brokerage expenses and premium taxes, are deferred and amortized over the contract period in which the related premiums are earned. Future investment income is considered in assessing the recoverability of deferred insurance acquisition costs.

The liabilities for claims and claim expenses represent the estimated liabilities for reported claims plus those claims incurred but not yet reported and the related estimated claim settlement expenses. The liabilities for claims and claim expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate cost of all claims incurred through December 31 of each year. Although considerable variability is inherent in such estimates, we believe the liabilities for claims and claim expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates. Included in the liabilities for claims and claim expenses are $1,320 million and $820 million at December 31, 2002 and 2001, respectively, of long-term disability claims and certain workers' compensation claims (limited to run-off business in a Bermuda-domiciled subsidiary) that are discounted at a 6% and 3% rate, respectively.


Amounts recoverable from reinsurers related to the liabilities for claims and claim expenses are estimated in a manner consistent with the related liabilities associated with the reinsured policies.

Life Reinsurance Segment

We also provide reinsurance for life and health insurance and annuities. These products can be classified into three groups: traditional insurance contracts, universal life insurance contracts and investment contracts. Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk, while investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Universal life insurance contracts are insurance contracts with terms that are not fixed and guaranteed.

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

Future policy benefits for traditional life and health contracts represent the present value of such benefits based on mortality and other assumptions which were appropriate at the time the policies were issued or at the date of purchase. Interest rate assumptions used in calculating the present value generally ranged from 3-9% at December 31, 2002 and 2001. Interest rates credited to universal life contracts and investment contracts are generally guaranteed for a specified time period with renewal rates determined by the issuing insurance company. Such crediting interest rates generally ranged from 3-9% in 2002, 2001 and 2000.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

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

The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits (an intangible asset) and is amortized over the respective policy terms in a manner similar to deferred insurance acquisition costs. Unamortized balances are adjusted to reflect experience and impairment, if any.

Funds Held by Reinsured Companies

Funds held by reinsured companies represent ceded premiums retained by the ceding companies according to contractual terms. Investment income is generally earned on these balances during the periods that the funds are held.

Allowance for Doubtful Accounts

We establish an allowance for uncollectible premiums receivable, reinsurance recoverables and other doubtful accounts at the time such losses are estimated to have been incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers, collateral value (such as letters of credit and funds held balances) and legal right-of-offset of related claim liabilities. The allowance is recorded as a valuation account that reduces the corresponding asset. The allowance totaled $181 million and $159 million at December 31, 2002 and 2001, respectively.

Intangible Assets

As of January 1, 2002, we completed adoption of Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. Discounted cash flows are used to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

Prior to January 1, 2002, we amortized goodwill recorded in connection with business combinations over periods ranging from 15 to 30 years using the straight-line method and amortized other intangible assets on appropriate bases over their estimated lives. If goodwill was identified with long-lived assets that were subject to an impairment loss, and an adjustment was to be made to reflect fair value, the goodwill was reduced or eliminated before the carrying value of such long-lived assets was written down to fair value. Goodwill in excess of associated expected operating cash flows was considered to be impaired and was written down to fair value.

Statement of Cash Flows

Cash includes cash on hand, demand deposits and certificates of deposit. All highly liquid investments with an original maturity of three months or less are classified as short-term investment securities in the consolidated statement of financial position, and transactions as such are considered investing activities in the consolidated statement of cash flows.

Reinsurance

Reinsurance contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the reinsurer (or retrocessionaire) may realize a significant loss from the transaction are accounted for as deposits. These deposits are classified as contract deposit assets (included in "other assets") or "contract deposit liabilities" and are generally accounted for similar to financing transactions with interest income or expense credited or charged to the contract deposits.

Income Taxes

GE Global Insurance, together with its domestic property and casualty insurance/reinsurance subsidiaries, various non-insurance subsidiaries and its parent, GE Capital Services, are included in the consolidated federal income tax return of GE Company. Our two domestic life insurance subsidiaries are taxed as life insurance companies, and those subsidiaries each file separate federal income tax returns.

Our international insurance company businesses file separate income tax returns in the countries where they are domiciled or operate.

We utilize the liability method in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. We establish a "valuation allowance" for any portion of the deferred tax asset that is not believed to be realizable.

Foreign Currency Translation

We operate in a multiple functional currency environment whereby revenues and expenses in functional currencies are translated using periodic weighted average exchange rates during the year and functional currency assets and liabilities are translated at the rates of exchange in effect at the close of the year. Gains or losses resulting from translating the functional currencies into U.S. dollars are accumulated in a separate component of stockholder's equity, entitled "accumulated foreign currency translation adjustments." It is our general policy to offset currency risk related to insurance claims and claim expenses by maintaining investment securities matched to the major currencies represented in our recorded net claim-related liabilities. This approach to reducing currency risk is sometimes supplemented by the use of foreign currency forward purchase or sale contracts. In addition, we partially hedge the foreign currency risk on foreign subsidiary net investments and certain foreign currency denominated intercompany loans by utilizing cross currency swaps and foreign currency forward purchase or sale contracts. (See

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


2.       Summary of Significant Accounting Policies (continued)

Note 14). As a result, while foreign currency may have impacted individual asset, liability, revenue or expense categories, the net effect of foreign currency transactions on operating results during 2002, 2001 and 2000 was not material.

Benefit Plans

The majority of our U.S. employees participate in a trusteed, contributory defined benefit pension plan and certain postretirement plans sponsored by GE Company. GE Company, in turn, charges us for our relative share of the costs associated with the overall GE Company Group Pension and Postretirement Plans. Certain of our international businesses also sponsor noncontributory defined benefit pension plans for their employees or participate in GE Company sponsored contributory defined benefit plans. The net effect of all benefit plans on the consolidated statement of financial position and statement of earnings for 2002, 2001 and 2000 was not material.

Accounting Changes

Under SFAS 142, goodwill is no longer amortized but is tested for impairment on at least an annual basis using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

Under SFAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. The result of testing goodwill resulted in no impairment charge.

At January 1, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. Further information about derivatives and hedging is provided in note 14.

The cumulative effect of adopting this accounting change at January 1, 2001, was as follows:

   (In millions)                                                    Earnings (a)
                                                                    ------------

    Adjustment to fair value of derivatives                             $(17)
    Income tax effect                                                      6
                                                                        ----
    Total                                                               $(11)
                                                                        ====
     (a) For earnings effect, amount shown is net of adjustment to hedged items.

The cumulative effect on earnings of adopting SFAS 133 was due to the effect of marking to market options and currency contracts used for hedging. Decreases in the fair values of these instruments were attributable to movements in embedded interest rates since inception of the hedging arrangements.

This accounting change did not involve cash, and we expect that it will have no more than a modest effect on future results.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


3.       Acquisitions

In December 2002, we increased our ownership of CORE from 41.5% to 100%. This was accomplished through a coordinated series of transactions in which CORE redeemed all of its existing outstanding common shareholders (including the 41.5% interest held by ERC) and simultaneously issued 100% of a new class of common stock to GE Global Insurance in exchange for an $80 million capital infusion. The results of CORE have been included in the consolidated financial statements from the date of acquisition. Prior to acquisition, CORE had been included in other invested assets and was accounted for using the equity method. The purchase price was allocated to the assets acquired and liabilities assumed based on our best estimates of fair values. Because the estimated fair value of the net assets acquired approximated the purchase price, no additional goodwill was recognized on this transaction.

In July 2002, we entered into an indemnity reinsurance agreement covering the majority of the life reinsurance division of American United Life Insurance Company ("AUL"), including AUL's life, long-term care and international life reinsurance business. As part of the transaction, we also acquired 100% interest in a third-party administrator, which provides services for the long-term care business. The overall transaction was accounted for as a purchase; accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values and operating results have been included in our consolidated financial statements since the date of acquisition. Total assets acquired approximated $730 million, including present value of future profits of $228 million and goodwill of $18 million.


4.   Investments

The amortized cost,  estimated fair value and gross  unrealized gains and losses
of  fixed  maturity  securities,   equity  securities,   short-term   investment
securities and other invested assets are summarized as follows:


                                                                                     December 31, 2002
                                                                  ------------------------------------------------------
                                                                                     Gross         Gross      Estimated
                                                                     Amortized    Unrealized    Unrealized       Fair
           (In millions)                                               Cost          Gains        Losses        Value
                                                                  ------------------------------------------------------

           Fixed maturity securities:
              U.S. government                                         $    365       $  10        $   -       $    375
              International government                                   4,364          75           (11)        4,428
              Tax-exempt                                                 5,739         140           (24)        5,855
              Corporate                                                  6,767         221           (97)        6,891
              U.S. mortgage-backed and other asset-backed                3,816          90            (9)        3,897
              International mortgage-backed and other
                asset-backed                                               742          13            (1)          754
                                                                       -------        ----          ----       -------
             Total fixed maturity securities                            21,793         549          (142)       22,200
           Equity securities                                               739           9          (121)          627
           Short-term investment securities                              3,620           -             -         3,620
           Other invested assets                                           375           -             -           375
                                                                       -------        ----          ----       -------
           Total investments                                           $26,527        $558         $(263)      $26,822
                                                                       =======        ====         =====       =======


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

4.   Investments (continued)


                                                                                     December 31, 2001
                                                                  --------------------------------------------------------
                                                                                     Gross         Gross        Estimated
                                                                     Amortized     Unrealized    Unrealized       Fair
           (In millions)                                               Cost          Gains         Losses         Value
                                                                  ------------- -------------- ------------- -------------

           Fixed maturity securities:
              U.S. government                                            $ 237        $  4         $  (1)         $ 240
              International government                                   3,565          65           (26)         3,604
              Tax-exempt                                                 6,068          73           (76)         6,065
              Corporate                                                  6,341         114          (130)         6,325
              U.S. mortgage-backed and other asset-backed                2,551          49           (13)         2,587
              International mortgage-backed and other
                asset-backed                                               939          12            (3)           948
                                                                       -------         ---          ----         ------
             Total fixed maturity securities                            19,701         317          (249)        19,769
           Equity securities                                               660          19           (38)           641
           Short-term investment securities                              1,748           -             -          1,748
           Other invested assets                                           337           -             -            337
                                                                       -------        ----         -----        -------
           Total investments                                           $22,446        $336         $(287)       $22,495
                                                                       =======        ====         =====        =======


The amortized cost and estimated fair value of fixed maturity securities at December 31, 2002 are summarized, by stated maturity, as follows:


                                                                       Estimated
                                                            Amortized     Fair
   (In millions)                                              Cost       Value
                                                           ---------------------

   Maturity:
     Due in 2003                                            $ 1,052    $  1,056
     Due in 2004-2007                                         4,067       4,135
     Due in 2008-2012                                         6,119       6,201
     Due after 2012                                           5,997       6,157
                                                             ------    --------
                                                             17,235      17,549
   Mortgage-backed and other asset-backed securities          4,558       4,651
                                                             ------      ------
   Total fixed maturity securities                          $21,793     $22,200
                                                            =======     =======


The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

4.   Investments (continued)

Major categories of investment income are summarized as follows:


                                                        Year ended December 31,
                                                      --------------------------
   (In millions)                                       2002      2001      2000
                                                      --------------------------

   Gross investment income:
      Fixed maturity securities                     $    925    $1,049   $1,081
      Equity securities                                   13        14       82
      Short-term investment securities                    44        73       66
      Securities and indebtedness of related parties      19        23       22
      Other                                               90        64       79
                                                      ------    ------   ------
                                                       1,091     1,223    1,330
   Investment expenses                                ------    ------    ------
                                                         (19)      (21)     (15)
                                                      ------    ------    -----
   Net investment income                              $1,072    $1,202   $1,315
                                                      ======    ======   ======


The sales proceeds and realized gains and losses on investment securities are summarized as follows:


                                                                     Year ended December 31,
                                                                 -------------------------------
   (In millions)                                                   2002        2001        2000
                                                                 -------------------------------

        Sales proceeds from investment securities                $14,777     $14,988     $10,757
                                                                 =======     =======     =======

        Net realized gains on investments before
         income taxes:
            Fixed maturity securities:
              Gross realized gains                                  $373        $517        $194
              Gross realized losses                                  (96)        (81)        (87)
            Equity securities:
              Gross realized gains                                    31          43         696
              Gross realized losses                                  (67)        (43)       (281)
                                                                    ----        ----        ----
            Total net realized gains before income taxes             241         436         522
        Provision for income taxes                                   (88)       (154)       (178)
                                                                    ----        ----        ----
        Net realized gains on investments, after income taxes       $153        $282        $344
                                                                    ====        ====        ====


The change in net unrealized gains (losses), before income taxes, on fixed maturity securities was $339 million, $(147) million and $511 million in 2002, 2001 and 2000, respectively; the corresponding amounts for equity securities were $(93) million, $(48) million and $(330) million in 2002, 2001 and 2000, respectively; and the corresponding amount for other invested assets was $(29) million in 2000.

We had investments in fixed maturity securities with a carrying amount of $1,385 million and $1,090 million at December 31, 2002 and 2001, respectively, on deposit with state and provincial insurance departments to satisfy regulatory requirements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


5.  Intangible Assets

                                                      At December 31, 2002            At December 31, 2002
                                                 -------------------------------------------------------------
    (In millions)                                   Gross                           Gross
                                                   Carrying      Accumulated       Carrying      Accumulated
                                                    Amount       Amortization       Amount       Amortization
                                                 -----------    --------------    ----------    --------------
    Intangibles Subject to Amortization
    Present value of future profits ("PVFP")        $  509          $(128)          $  267          $(102)
    Capitalized software                               190            (69)             185            (43)
    All other                                           15             (1)             136            (29)
                                                    ------          -----           ------          -----
                                                       714           (198)             588           (174)
    Intangibles Not Subject to Amortization
    Goodwill                                         2,071           (586)           1,850           (537)
                                                    ------          -----           ------          -----

    Total                                           $2,785          $(784)          $2,438          $(711)
                                                    ======          =====           ======          =====


The only changes to recorded goodwill during the year ended December 31, 2002, other than those attributed to movements in foreign currency exchange rates, were additions of $104 million, representing amounts reclassified from other intangible assets as of the January 1, 2002 adoption date of SFAS 142, and $18 million relating to the AUL acquisiton (See Note 3). The 2002 increase in the gross carrying amount of PVFP is also primarily attributable to the AUL acquisition.

Consolidated amortization expense related to intangible assets, excluding goodwill, for 2002, 2001 and 2000 was $57 million, $44 million and $54 million, respectively. The estimated percentage of the December 31, 2002, net PVFP balance to be amortized over each of the next five years follows:

       2003 . . . . . . . . . . . . . . . . . . . . . . . .      7.4%
       2004 . . . . . . . . . . . . . . . . . . . . . . . .      7.2%
       2005 . . . . . . . . . . . . . . . . . . . . . . . .      7.0%
       2006 . . . . . . . . . . . . . . . . . . . . . . . .      6.2%
       2007 . . . . . . . . . . . . . . . . . . . . . . . .      6.1%

The PVFP was determined using risk adjusted discount rates from 8% to 15% and the interest rates selected for the valuation were determined based on the applicable interest rates in the country of risk and the risk inherent in the realization of the estimated future profits at the date of the respective acquisitions. PVFP is being amortized using the interest method over the duration of the related life business, approximately 20 years, as the premiums or gross profits on the books of business are recognized. Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

The amount of goodwill amortization included in the accompanying consolidated statement of earnings (net of income taxes) in 2001 and 2000 was $70 million and $84 million, respectively.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

6.   Claims and Claim Expenses

The reconciliation of beginning and ending claims and claim expense liabilities, net of reinsurance, is summarized as follows:


                                                                Year ended December 31,
                                                        ---------------------------------------
(In millions)                                             2002            2001           2000
                                                        ---------------------------------------

Balance at January 1 - gross                            $22,033         $17,678         $18,134
Less reinsurance recoverables                            (8,961)         (4,924)         (4,314)
                                                        -------         -------         -------
Balance at January 1 - net                               13,072          12,754          13,820
                                                        -------         -------         -------

Claims and expenses incurred:
  Current year                                            5,271           5,979           5,525
  Prior years                                             3,698             811             934
                                                        -------         -------         -------
                                                          8,969           6,790           6,459
                                                        -------         -------         -------

Claims and expenses paid:
  Current year                                             (928)         (1,076)         (1,650)
  Prior years                                            (5,726)         (5,596)         (5,290)
                                                        -------         -------         -------
                                                         (6,654)         (6,672)         (6,940)
                                                        -------         -------         -------

Claim reserves related to acquired companies                285               -             279

Foreign exchange and other                                  415             200            (864)
                                                        -------         -------         -------

Balance at December 31 - net                             16,087          13,072          12,754
Add reinsurance recoverables                              9,070           8,961           4,924
                                                        -------         -------         -------
Balance at December 31 - gross                          $25,157         $22,033         $17,678
                                                        =======         =======         =======


There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures, including latent claim issues (such as asbestos and environmental related coverage disputes) due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to lags in receiving current claims data. Because reinsurance protection is often provided on an "excess-of-loss" basis whereby the reinsurer is only obligated to pay losses in excess of pre-established limits, notification is only required to be provided to the reinsurer when the claim is assessed as having a reasonable possibility of exceeding the primary insurer's retention thresholds. This notification can often be years after the loss event was initially reported to the primary insurer.

We continually update loss estimates using both quantitative information from our reserving actuaries and qualitative information from other sources. While detailed analysis is performed on a quarterly basis to assess the overall adequacy of recorded claim reserves, a more comprehensive evaluation is undertaken on an annual basis. Consistent with historical practices, this more comprehensive review was completed during the fourth quarter of 2002 using both reported and paid claims activity as of September 30. This more comprehensive review was performed on all major reserve segments, with specific additional emphasis focused on those lines of business in which recent reported claims activity differed significantly from anticipated levels.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

6.   Claims and Claim Expenses (continued)

In the chart on the preceding page, "Claims and expenses incurred--prior years" represents additional losses (adverse development) recognized in any year for loss events that occurred before the beginning of that year. Such adverse development amounted to 28%, 6% and 7% of beginning of year net loss reserves in 2002, 2001 and 2000, respectively. The continued and escalating levels of reported claims activity beyond what we had anticipated, particularly for liability-related exposures underwritten in 1997 through 2001, caused us to reconsider our approach to reserving for these risks as part of the 2002 comprehensive fourth quarter reserve review. Based on a detailed analysis of the underlying data, we decided to incorporate certain changes into our overall reserving methodology. As a result of these changes, we concluded that our best estimate of ultimate losses was higher in the range of reasonably possible loss scenarios than previously estimated. Accordingly, we recognized a fourth quarter pre-tax charge of approximately $2.5 billion to increase recorded reserves to reflect the revised indications of remaining liability. The significant components of this adverse development included hospital medical malpractice ($300 million), product liability ($300 million), professional liability ($250 million), umbrella liability ($200 million), workers compensation ($200 million), individual liability ($150 million) and asbestos-related exposures ($150 million). With amounts recognized in previous quarters of 2002, our overall 2002 pre-tax charge for adverse development amounted to approximately $3.7 billion.

The majority of the adverse development in 2001, and to a lesser extent in 2000, also related to higher projected ultimate losses on liability-related exposures, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial general liability lines of business. Contributing to the adverse development reflected in 2000 was a significant increase in industry-wide loss estimates resulting from the European windstorms of December 1999.

In establishing the liabilities for claims and claim expenses related to asbestos-related illnesses and toxic waste cleanup, we consider facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of specific insurance or reinsurance contracts and we can reasonably estimate the liability. In addition, amounts have been established to cover additional exposures on both known and unasserted claims, and estimates of the liabilities are reviewed and updated continually. In connection with the comprehensive reserve review completed in the fourth quarter of 2002, we benchmarked our recorded asbestos-related reserves against certain of our industry competitors having similar exposures. The most common benchmarking approach involves the comparison of what are referred to as "survival ratios." A survival ratio is a measure of the number of years it would take to exhaust recorded asbestos reserves based on recent payment activity. This ratio is derived by taking the current ending reserves and dividing it by the average annual payments for the most recent three years (generally excluding large one-time settlements such as those involving a commutation of a block of business). Based on our industry benchmarking analysis, we made the decision to increase specific asbestos-related reserves to reflect a 12-year survival ratio.

The gross liabilities for asbestos-related illness and toxic waste cleanup claims and claim expenses and the related reinsurance recoverables were $943 million and $287 million, respectively, at December 31, 2002. These amounts are our best estimate, based on currently available information, of future claim and claim expense payments and recoveries that are expected to develop in future years. We monitor evolving case law and its effect on asbestos-related illness and toxic waste cleanup claims. Changing U.S. government regulations and legislation, including continuing Congressional consideration of a Federal Superfund law, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While we have recorded our best estimate of our liabilities for asbestos-related illness and toxic waste cleanup claims based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net loss, or the range of net loss, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect our results of operations, financial position or cash flows.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

6.   Claims and Claim Expenses (continued)

Operating results for 2001 as compared to 2000 were adversely impacted by approximately $575 million related to the insurance losses arising from the events of September 11, 2001. This amount, which primarily resulted from contingent premium payments contained in certain retrocession agreements, comprises $698 million recorded as a reduction in net premiums earned, and $78 million reflecting additional claims, claim expenses and policy benefits, partially offset by $201 million reflecting a reduction in insurance acquisition costs. The gross losses arising from the events of September 11, 2001 (estimated to be $3.3 billion) relate to underlying insurance policies and reinsurance contracts providing general property, general liability, aviation, business interruption, workers compensation and life and health-related coverages.
Historical experience related to large catastrophic events has shown that a broad range of total insurance industry loss estimates often exists following such an event and it is not unusual for there to be significant subsequent revisions in such estimates. Our best estimate of existing net liability, net of estimated recoveries under retrocession arrangements, has not changed significantly from our initial estimate. Further information regarding potential litigation associated with the events of September 11, 2001 is discussed in note 13.


7.   Income Taxes

The impact of income taxes on our consolidated operating results is summarized below (with income tax benefits reflected as positive amounts and income tax expenses reflected as negative amounts):



                                                   Year ended December 31,
                  ----------------------------------------------------------------------------------------
                             2002                             2001                         2000
                  --------------------------      -------------------------      -------------------------
                  United     Inter-               United    Inter-               United    Inter-
(In millions)     States    national   Total      States   National   Total      States   national   Total
                  --------------------------      -------------------------      -------------------------

Current            $653      $198     $  851       $206       $91      $297       $  73     $ 36      $109
Deferred            138        33        171         49       (64)      (15)       (202)      69      (133)
                   ----      ----     ------       ----       ---      ----        ----     ----      ----
Total              $791      $231     $1,022       $255       $27      $282       $(129)    $105      $ 24
                   ====      ====     ======       ====       ===      ====        ====     ====      ====



Income taxes paid (received) totaled $(721) million, $(177) million and $22 million in 2002, 2001 and 2000, respectively.

Our effective income tax rate on pre-tax income differs from the prevailing U.S. corporate federal income tax rate and is summarized as follows:

                                                                 Year ended December 31,
                                                               ---------------------------
                                                               2002        2001       2000
                                                               ---------------------------

Corporate federal income tax rate                              (35)%       (35)%        35%
Tax-exempt investment income                                    (3)        (22)        (20)
Acquisition purchase price adjustment                            -          (7)         (1)
German restructuring                                             -           -         (12)
Tax on international activities                                  -          (4)         (5)
Intercompany dividend payment                                    1           5           4
Other items, net                                                 -           2           3
                                                               ---          --         --
Effective tax rate                                             (37)        (61)%        4%
                                                               ===          ==         ==

                                       52

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

7.   Income Taxes (continued)

We hold a significant portion of our overall investment portfolio in securities that are substantially exempt from U.S. taxation (principally state and municipal bonds). This is the most significant factor for all years presented in reconciling the prevailing 35% U.S. corporate federal income tax rate to our lower effective tax rate. Additional significant factors contributing to the lower effective tax rate include (1) 2001 - treatment of a purchase price adjustment for tax of certain amounts received from the seller as resolution of issues in a previous acquisition and (2) 2000 - tax benefits attributable to a step-up in the tax basis of certain assets following the conversion of a corporate subsidiary to a partnership for German tax purposes.

The significant components of our net deferred tax assets and liabilities are summarized as follows:



                                                                  December 31,
                                                              ------------------
(In millions)                                                   2002       2001
                                                              ------------------

Deferred tax assets:
   Claims and claim expenses                                  $  331     $  362
   Unearned premiums                                             147        119
   Foreign tax credit carryforwards                               31         37
   Foreign currency translation                                  263        361
   Contract deposit assets                                       161        103
   Other                                                          91        126
                                                              ------     ------
     Total deferred tax assets                                 1,024      1,108
   Valuation Allowance                                           (14)         -
                                                              ------     ------
Total deferred tax assets after valuation allowance            1,010      1,108
                                                              ------     ------

Deferred tax liabilities:
   Deferred insurance acquisition costs                         (516)      (510)
   Net unrealized gains on investment securities                 (55)      (106)
   Software                                                      (36)       (42)
   Contract deposit liabilities                                    -       (154)
   Cross currency swaps                                            -       (113)
   Other                                                        (164)      (170)
                                                              ------     ------
     Total deferred tax liabilities                             (771)    (1,095)
                                                              ------     ------
Net deferred tax asset                                        $  239     $   13
                                                              ======     ======


Income taxes receivable totaled $186 million and $122 million at December 31, 2002 and 2001, respectively.

                      GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)


8.   Indebtedness to/from Related Parties

We, along with GE Capital Corporation, are participants in a revolving credit agreement that involves an international cash pooling arrangement on behalf of certain of our European affiliates. In such roles, either participant may make short-term loans to the other as part of the cash pooling arrangement. Each such borrowing shall be repayable upon demand, but not to exceed 364 days. This unsecured line of credit has an interest rate per annum equal to GE Capital Services' cost of funds for the currency in which such borrowing is denominated. This credit facility has a current expiration date of October 21, 2003, but is automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. We had a net receivable of $459 million under this credit facility at December 31, 2002 and a net payable of $110 million at December 31, 2001.

A revolving credit agreement is in place with GE Capital Services for an amount up to $600 million that expires January 1, 2004, with an interest rate per annum equal to GE Capital Services' cost of funds. This agreement is automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. The total amount outstanding on this credit facility, including accrued interest payable, was $190 million and $108 million as of December 31, 2002 and 2001, respectively. Interest accrued on such borrowings at an annual weighted-average interest rate of 1.9% and 4.1% for the years ended December 31, 2002 and 2001, respectively. No interest was paid in 2002, 2001 or 2000.

In October 1998, we entered into an interim loan agreement with GE Capital Corporation for $625 million to fund our acquisition of Medical Protective Corporation. This interim loan agreement had an interest rate per annum equal to GE Capital Corporation's cost of funds. The total balance outstanding under this interim loan agreement, including accrued interest payable, was $666 million as of December 31, 1999, which was repaid in 2000 using proceeds from long-term borrowings (See Note 9). Interest accrued on such borrowings at an annual weighted-average interest rate of 6.16% for the year ended December 31, 2000. Total interest paid in 2000 was $62 million.

9.   Borrowings

In February 1996, we issued $600 million of senior unsecured debt securities at 7% per annum, which are not redeemable prior to maturity on February 15, 2026. We received $556 million in net proceeds from these notes (after deduction of underwriting discounts, commissions, the original issue discount and cost of an interest rate "lock" contract) which was used to repay short-term borrowings.

In March 1999, we issued $400 million of redeemable senior unsecured debt securities at 6.45% per annum, that are scheduled to mature on March 1, 2019. We received $395 million in net proceeds from the issuance of these notes (after deduction of underwriting discounts and commissions) which was used to repay outstanding short-term borrowings under the intercompany revolving credit agreement with GE Capital Services.

In June 2000, we issued $350 million of redeemable senior unsecured debt securities at 7.5% per annum, that are scheduled to mature on June 15, 2010 and $350 million of redeemable senior unsecured debt securities at 7.75% per annum, that are scheduled to mature on June 15, 2030. We received $691 million in net proceeds from the issuance of these notes (after deduction of underwriting discounts and commissions) which was used to repay outstanding short-term borrowings under an interim loan agreement with GE Capital Corporation (See Note
8).

Total interest paid on borrowings was $121 million, $121 million and $93 million in 2002, 2001 and 2000, respectively.

                      GE GLOBAL INSURANCE HOLDING CORPORATION
                            AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)

10.  Supplemental Financial Statement and Reinsurance Data

Insurance premiums written and earned in 2002, 2001 and 2000 and life insurance in-force as of December 31, 2002, 2001 and 2000 are summarized as follows:

                                        Insurance Premiums Written
                                 ---------------------------------------
                                  Property/
(In millions)                     Casualty         Life           Total
                                 ---------------------------------------

2002:
  Direct                           $2,687         $    -         $2,687
  Assumed                           5,759          2,574          8,333
  Ceded                            (2,675)          (453)        (3,128)
                                   ------         ------         ------
  Net                              $5,771         $2,121         $7,892
                                   ======         ======         ======

2001:
  Direct                           $1,857         $    9         $1,866
  Assumed                           6,092          2,408          8,500
  Ceded                            (2,398)          (576)        (2,974)
                                   ------         ------         ------
  Net                              $5,551         $1,841         $7,392
                                   ======         ======         ======

2000:
  Direct                           $1,455         $    6         $1,461
  Assumed                           6,644          2,044          8,688
  Ceded                            (1,545)          (413)        (1,958)
                                   ------         ------         ------
  Net                              $6,554         $1,637         $8,191
                                   ======         ======         ======




                                            Insurance Premiums Earned
                                 --------------------------------------------     Life
                                  Property/                                     Insurance
  (In millions)                   Casualty           Life        Total          In-Force
                                 ---------------------------------------------------------
2002:
  Direct                           $2,383          $    -        $2,383         $      -
  Assumed                           5,804           2,641         8,445          917,110
  Ceded                            (2,520)           (521)       (3,041)        (288,603)
                                   ------          ------        ------         --------
  Net                              $5,667          $2,120        $7,787         $628,507
                                   ======          ======        ======         ========

2001:
  Direct                           $1,812          $   10        $1,822         $      -
  Assumed                           5,916           2,448         8,364          624,668
  Ceded                            (2,426)           (575)       (3,001)        (176,593)
                                   ------          ------        ------         --------
  Net                              $5,302          $1,883        $7,185         $448,075
                                   ======          ======        ======         ========

2000:
  Direct                           $1,228          $    6        $1,234         $  3,284
  Assumed                           6,753           2,025         8,778          583,279
  Ceded                            (1,604)           (407)       (2,011)        (174,206)
                                   ------          ------        ------         --------
  Net                              $6,377          $1,624        $8,001         $412,357
                                   ======          ======        ======         ========

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

10.  Supplemental Financial Statement and Reinsurance Data (continued)

Claims, claim expenses and policy benefits incurred in 2002, 2001 and 2000 are summarized as follows:


                                  Property/
 (In millions)                    Casualty           Life         Total
                                  --------------------------------------

2002:
  Direct                           $1,814          $    -        $1,814
  Assumed                           6,816           2,232         9,048
  Ceded                            (1,198)           (382)       (1,580)
                                   ------          ------        ------
  Net                              $7,432          $1,850        $9,282
                                   ======          ======        ======

2001:
  Direct                           $2,689          $    -        $2,689
  Assumed                           7,588           2,073         9,661
  Ceded                            (4,888)           (487)       (5,375)
                                   ------          ------        ------
  Net                              $5,389          $1,586        $6,975
                                   ======          ======        ======

2000:
  Direct                           $  682          $    -        $  682
  Assumed                           7,113           1,754         8,867
  Ceded                            (2,460)           (362)       (2,822)
                                   ------          ------        ------
  Net                              $5,335          $1,392        $6,727
                                   ======          ======        ======


The ceding of a portion of the risks underwritten by our insurance and reinsurance businesses to other insurers and reinsurers--commonly referred to as retrocession--is an integral part of our overall risk management program. Our coordinated retrocession program ranges from the ceding of individual risks that we are not prepared to accept in part or whole; to portfolio arrangements designed to address concentrations of specified risks above our agreed-upon retention thresholds; to aggregate excess-of-loss treaties principally designed to reduce company-wide volatility associated with large unanticipated insurance events.

During each of the years in the three-year period ended December 31, 2002, we entered into aggregate excess-of-loss reinsurance treaties providing coverage when company-wide accident year loss ratios exceed the attachment point specified in the respective contracts. In general, the terms of these aggregate treaties require the payment of an initial premium to our reinsurers upon inception of the contract. On these contracts, we also pay additional contingent premiums when we incur losses that are subject to recovery under the treaty. Alternatively, certain contracts allow for the required additional contingent premiums to be paid to our reinsurers (plus financing charges) when we settle the related losses and loss expenses (often many years after the incurred date). Other than the referenced contingent premiums paid or accrued at the time a claim for recovery is recognized (plus financing costs, if applicable), we are not obligated to pay any additional future premiums under the terms of these aggregate treaties.

During 1999 through 2001, accident year loss ratios exceeded the attachment point specified in our aggregate excess-of-loss reinsurance contracts and, accordingly, we have accrued for the expected recovery on an undiscounted basis (consistent with our establishment of the related undiscounted reserves--a GAAP requirement). Additionally, during each of the years 2002, 2001 and 2000, the recognition of adverse development related to prior year loss events resulted in additional recoveries being accrued under the aggregate contracts. As of December 31, 2002, the coverage under the 1999, 2000 and 2001 aggregate contracts has been substantially exhausted. No claim is currently anticipated with respect to the 2002 aggregate contract as the accident year losses and loss expenses

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


10.   Supplemental Financial Statement and Reinsurance Data (continued)

recognized to date are less than the attachment point specified in the 2002 contracts. The impact of these aggregate contracts on our reported operating results for 2002, 2001 and 2000 was as follows:


                                                                         Year ended December 31,
                                                                  ---------------------------------------
(In millions)                                                       2002           2001           2000
                                                                  --------       --------      ----------

Ceded written and earned premiums, net of ceding commission        $(364)        $ (723)        $ (671)
Additional ceded premiums representing finance charges on
   deferred premium payments                                        (143)          (115)             -
Ceded incurred losses and loss adjustment expenses                   336          1,490          1,084
                                                                   -----         ------         ------
Net pre-tax (cost) benefit                                         $(171)        $  652         $  413
                                                                   =====         ======         ======


Our insurance businesses remain liable to their policyholders if the reinsurers they cede to are unable to meet their contractual obligations under the applicable reinsurance agreements. To minimize our exposure to significant losses from reinsurance insolvencies, we routinely evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Of the $10.9 billion of consolidated reinsurance recoverables at December 31, 2002, approximately 33% is due from 4 specific retrocessionaires, primarily in connection with our aggregate excess of loss retrocession program. All of these retrocessionaires are large, highly rated reinsurance entities or members of similarly rated reinsurance groups. At this time, we do not anticipate that any significant portion of recorded reinsurance recoverables will be uncollectible.

For financial reinsurance assumed, premiums received are reported as contract deposit liabilities, not as revenues. We report revenue for the risk fees charged for those services. Statutory policyholder's surplus of life insurance company subsidiaries has been reduced approximately $102 million at December 31, 2002 in connection with financial reinsurance assumed, principally due to ceding commissions paid in connection with such transactions being expensed as incurred for statutory reporting purposes. Such amounts are secured by future profits on the reinsured business. Our life insurance subsidiaries are also subject to the risk that the ceding companies may become insolvent and the right of offset would not be permitted; however, we do not believe such risk is significant.

11.  Stockholder's Equity

ERC has issued 11,673 shares of $100,000 par value, nonredeemable, voting preferred stock to GE Capital Corporation. This preferred stock accrues preferential and cumulative dividends at an annual rate of 7.5%. ERC may, upon approval by its Board of Directors, redeem the preferred stock, in whole or in part, at 100% of the par value of the preferred stock plus all dividends accrued thereon to the date of redemption. Preferred stock dividends paid by ERC totaled $89 million, $89 million and $88 million in 2002, 2001 and 2000, respectively. These dividends are classified as "Minority interest in net earnings of consolidated subsidiaries" in the Consolidated Statement of Earnings.

GE Global Insurance has issued 1,500 shares of $100,000 par value, nonvoting, cumulative preferred stock to GE Capital Corporation. Dividends on the preferred stock are paid at a rate of 5% per annum if, as and when declared by our Board of Directors, and totaled $7.5 million in each of the years 2002, 2001 and 2000.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

11.  Stockholder's Equity (continued)

In December 2002, we received a capital contribution from our parent, GE Capital Services, totaling $1.8 billion in exchange for the issuance of 600 additional shares of common stock. This capital contribution was made to replenish capital sufficient to cover the after-tax impact of the $2.5 billion charge taken in the fourth quarter to strengthen prior year claim reserves. During 2001, we received capital contributions from our parent, GE Capital Services, totaling $580 million-$400 million in the form of cash and $180 million in the form of other assets. The $400 million capital contribution was made to replenish capital sufficient to cover estimated after-tax losses associated with the events of September 11, 2001.

12.   Statutory Accounting Practices

ERC and its U.S. insurance company subsidiaries are domiciled in Missouri and Kansas, GE Re is domiciled in Illinois, Medical Protective Company ("Medical Protective," a subsidiary of Medical Protective Corporation) is domiciled in Indiana and CORE Insurance Company ("CORE Insurance," the U.S. insurance company subsidiary of CORE) is domiciled in Vermont. Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the respective state insurance departments. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. As of December 31, 2002, there were no significant premitted accounting practices that vary from prescribed accounting practices being utilized by our U.S. insurance company subsidiaries.

Effective January 1, 2001, each of our U.S. domiciliary state regulators adopted provisions which required that insurance companies prepare their statutory basis financial statements in accordance with the revised NAIC Accounting Practices and Procedures Manual. This manual was intended to establish a comprehensive basis of statutory accounting principles which is recognized and adhered to if not in conflict with domestic statutes and/or regulations, or when such statutes or regulations are silent. As a result of adopting these revised statutory accounting principles, aggregate cumulative adjustments of $234 million were recorded by ERC, GE Re and Medical Protective as a change in accounting principle. This change resulted in an increase to unassigned funds (surplus) at January 1, 2001, primarily related to the establishment of net deferred tax assets.

Statutory surplus and net income (loss), as reported to the U.S. domiciliary state insurance departments in accordance with its prescribed or permitted statutory accounting practices, for our U.S. insurance company subsidiaries are summarized in the following chart. The significant decrease in the statutory surplus for the life and annuity subsidiaries of ERC is primarily attributable to a corporate reorganization, which transferred interest of our non-U.S. property and casualty businesses directly to ERC.

                                                                 December 31,
                                                              ------------------
   (In millions)                                                2002       2001
                                                              ------------------

     Statutory surplus:
       ERC                                                    $4,876     $4,858
       Property and casualty subsidiaries of ERC                 344        263
       Life and annuity subsidiaries of ERC                    1,170      2,568
       GE Re                                                     623        735
       Medical Protective                                        402        408
       CORE Insurance                                             13          -

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

12.      Statutory Accounting Practices (continued)

                                                       Year ended December 31,
                                                     ---------------------------
    (In millions)                                     2002        2001      2000
                                                     ---------------------------

    Net income (loss):
      ERC 1                                        ($1,056)       ($40)     $263
      Property and casualty subsidiaries of ERC        (42)         40         9
      Life and annuity subsidiaries of ERC            (211)        270       665
      GE Re                                           (307)        (71)       80
      Medical Protective                               (14)         74        81
      CORE Insurance                                     6           -         -

      1 Adjusted to exclude effect of $1.8 billion intercompany dividend from ERC Life in 2002.

The payment of stockholder dividends by U.S. insurance companies without the prior approval of regulators is limited to formula amounts based on net investment income and/or net income, capital and surplus determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding 12 months. The maximum amount available for the payment of dividends during 2003 by ERC without prior regulatory approval is $488 million. Of this amount, $88 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. The maximum amount available for the payment of dividends during 2003 by Medical Protective without prior regulatory approval is $74 million. GE Re and CORE Insurance will not be able to make any dividend payments during 2003 without the prior approval of their respective state regulators.

Each of our U.S. domiciliary state regulators have adopted the NAIC minimum risk-based capital requirements which are used by regulators to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Each of our U.S. insurance company subsidiaries exceeded the minimum risk-based capital requirements at December 31, 2002.

Our international insurance company businesses prepare statutory financial statements based on local laws and regulations. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by our insurance company businesses in some countries require licenses issued by governmental authorities. These licenses may be subject to modification or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may also impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

Effective January 1, 2001, certain of our international operations (licensed in the European Union ("EU") member states) are required to comply with the EU Directive on Supplementary Supervision of Insurance Undertakings in an Insurance Group. This directive is designed to address solvency issues for groups of insurance companies and supplements the solvency tests historically performed on individual insurance companies. The primary objective of this directive is to assess the overall capital available to the group, rather than on an individual company basis, and identify potential risks. At December 31, 2002, our international insurance businesses that are subject to the EU Directives are in compliance with such, on both an individual and group basis.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


13.   Contingencies and Commitments

There are no pending legal proceedings beyond the ordinary course of business that, in our opinion, based on information available at the date of this report, would have a material adverse effect on our consolidated results of operations or financial condition, except as noted in the following paragraphs.

As a result of the September 11, 2001 terrorist attack, the World Trade Center complex in New York City ("WTC") was destroyed. Industrial Risk Insurers ("IRI"), an affiliate of ERC, was one of the primary insurers of the WTC with a policy limit of $237 million. The principal lessee of the WTC is alleging that the damage to (i.e., the loss of) each of the "twin towers" was a separate occurrence, requiring payment of up to two times the policy limits. It is the contention of all insurers of the WTC that the policies were written in such a way that the loss constituted one occurrence. Suit has been filed by the insured in the United States District Court in New York seeking a declaratory judgment on this question. IRI is a party to this suit, as are several of ERC's reinsureds. Discovery in the suit is continuing, and trial is expected in late 2003 or 2004. Both IRI and ERC have retrocessional coverage on their exposure to WTC losses covering a portion of losses incurred. We believe there is compelling support for the contention that the loss constituted a single occurrence, and we are prepared to defend this position vigorously. We have established claim reserves on this basis. In addition, we have provided reinsurance coverage to various other primary insurers of the WTC and, if it is ultimately determined that the loss of each of the WTC towers constitutes a separate insured event, we may incur some level of additional claims as a result of this reinsurance coverage. We believe that our maximum exposure resulting from an unfavorable outcome to this matter is approximately $300 million.

ERC is in dispute with a reinsured involving approximately $150 million of coverage. The reinsured has filed claims for $100 million and the full limit of $150 million is expected to be requested by the end of 2003. To date, ERC has made payments totaling approximately $40 million under a reservation of rights but has refused to pay anything further. ERC is contesting liability based on the manner in which claims are computed and may seek rescission of the agreement if the matter proceeds to arbitration. ERC has not posted additional reserves to cover amounts not paid to date.

ERC filed suit against a cedant seeking damages and rescission of a reinsurance contract covering non-standard auto insurance assumed by ERC. ERC asserts several legal theories to support its claims, including misrepresentation and negligence. The cedant filed a counterclaim asserting breach of contract, and asserted that ERC's actions have, among other things, impacted its financial status. The cedant alleges the total amount due under the reinsurance contract could reach approximately $80 million. The case is in discovery and trial is unlikely until late 2003 or 2004. We believe there is compelling evidence supporting our damages claim as well as the contention that this reinsurance contract should be rescinded. We intend to pursue this matter vigorously.

In the normal course of business, we make commitments to fund future investments in certain venture capital partnerships. Such unfunded commitments totaled approximately $51 million at December 31, 2002 and are expected to be funded over the next 1-5 years.

14.   Derivatives and Other Financial Instruments

Our global business activities routinely deal with fluctuations in interest rates, currency exchange rates and other asset prices. We apply strict policies to managing each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

Cash Flow Hedges

Under SFAS 133, cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can arise from changes in interest rates or currency exchange rates. For example, certain loans used to finance our foreign operations are denominated in functional currencies other than the U.S. dollar reporting currency. To eliminate the currency

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


14. Derivatives and Other Financial Instruments (continued)

exposure, we will contractually commit to pay a fixed rate of interest in the functional currency to a counterparty who will pay us a fixed rate of interest in the reporting currency (a "currency swap"). These currency swaps are then designated as a cash flow hedge of the associated foreign currency fixed rateloan. If, as would be expected, the derivative is perfectly effective in offsetting variability due to changes in currency exchange rates on the loans, changes in its fair value are recorded in a separate component in equity and released to earnings contemporaneously with the earnings effects of the hedged item. In 2002, there were no amounts excluded from the measure of effectiveness and no earnings effect from ineffectiveness of cash flow hedges.

At December 31, 2002, amounts related to derivatives qualifying as cash flow hedges amounted to an increase in equity of $13.3 million, of which $1.4 million is expected to be transferred to earnings in 2003. In 2002, there were no forecasted transactions that failed to occur. At December 31, 2002, the remaining term of the derivative instrument hedging a forecasted transaction, except that related to variability due to changes in foreign currency exchange rates on an existing financial instrument, was approximately 3 years.

Net Investment Hedges

The net investment hedge designation under SFAS 133 refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. We principally manage currency exposures that result from net investments in affiliates by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, such exposures are managed using currency forwards and, until the first quarter of 2001, cross currency swaps.

Derivatives Not Designated as Hedges

SFAS 133 specifies criteria that must be met in order to apply any of the three classes of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. Under SFAS 133, derivatives that do not qualify for hedge accounting are marked to market through earnings.

We use option contracts, including caps, floors and collars, as an economic hedge of changes in equity prices on certain types of assets and liabilities. For example, we use equity options to hedge the risk of changes in equity prices embedded in insurance liabilities associated with certain equity-linked annuity contracts.

Fair Value of Derivatives

At December 31, 2002, the fair value of derivatives in a gain position and recorded in "other assets" was $295 million and the fair value of derivatives in a loss position and recorded in "other liabilities" was $47 million.

Counterparty Credit Risk

The risk that counterparties to derivative contracts will be financially unable to make payments to us according to the terms of the agreements is counterparty credit risk. We are exposed to credit-related losses in the event of non-performance by the counterparties to various contracts, but we do not expect the counterparties to fail to meet their obligations due to rigid counterparty credit exposure policies employed.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

14. Derivatives and Other Financial Instruments (continued)

Financial Instruments

Assets and liabilities that are reflected in the accompanying financial statements at fair value or for which fair values are disclosed elsewhere in the notes to the financial statements are not included in the following disclosure; such items include investments, cash, amounts due from or to related parties, accrued investment income, separate accounts, other receivables and payables and, beginning in 2001, derivative financial instruments. Apart from certain of our borrowings and marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although we have made every effort to develop the fairest representation of fair values for this section, it would be unusual if the estimates could actually have been realized at December 31, 2002 or 2001. Other assets and liabilities--those not carried at fair value--are discussed below.

Borrowings - Based on quoted market prices or market comparables.

Investment  Contracts - Based on  expected  future  cash  flows,  discounted  at
currently   offered  interest  rates  for  similar   contracts  with  maturities
consistent with those remaining for the contracts being valued.

Financial guaranty reinsurance - Based on estimated premium rates that would be charged and commissions that would be allowed at the financial statement date.

All other instruments - Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.


                                                    December 31, 2002                             December 31, 2001
                                         ------------------------------------------  --------------------------------------------
                                                          Assets (liabilities)                          Assets (liabilities)
                                                      -----------------------------               -------------------------------
                                                               Estimated Fair Value                          Estimated Fair Value
                                           Notional   Carrying --------------------   Notional    Carrying   --------------------
(In millions)                               Amount      Amount    High      Low        Amount      Amount      High       Low
                                         ------------------------------------------   -------------------------------------------


Assets:
  Other cash financial instruments            (a)        131      131       131         (a)          45         46         46

Liabilities:
  Borrowings (b)                              (a)     (1,656)  (1,810)   (1,810)        (a)      (1,655)    (1,795)    (1,795)
  Investment contracts                        (a)     (1,746)  (1,822)   (1,822)        (a)      (1,846)    (1,851)    (1,851)
  Financial guaranty reinsurance           1,635         (17)     (17)      (24)     1,930           (9)       (10)       (13)


(a) These financial instruments do not have notional amounts.
(b) See Note 9.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

15.   Segment Information

We conduct our operations principally through the following two business segments:

Property and Casualty Insurance/Reinsurance Segment (Property/Casualty)

Our domestic property/casualty operations include reinsurance of most property/casualty lines of business, including general liability, property, excess workers' compensation and auto liability in the United States, Canada and business written in the United States where the reinsured is outside the United States. In addition, we provide insurance and reinsurance for the healthcare industry, conduct excess and surplus lines and direct specialty insurance business and participate in financially oriented reinsurance treaties.

International  property/casualty  operations are conducted  through a network of
businesses  and  branch  offices  located   throughout  the  world  and  include
reinsurance of property/casualty business in those countries and elsewhere.


Life Reinsurance Segment (Life)

Our domestic and international life operations include reinsurance of life and health insurance and annuity products and participation in financially oriented reinsurance treaties. The international life operations are conducted through businesses and branch offices as detailed above and include reinsurance of life business in those countries and elsewhere.

Our industry segment activity is summarized as follows:



                                                  2002 - Industry Segments
                                            ------------------------------------
                                                Property/
(In millions)                                   Casualty     Life   Consolidated
                                            -----------------------------------

Net premiums written                            $ 5,771     $ 2,121     $ 7,892
                                                =======     =======     =======

Net premiums earned                             $ 5,667     $ 2,120     $ 7,787
Net investment income                               680         392       1,072
Net realized gains on investments                   234           7         241
Other revenues                                       53         123         176
                                                -------     -------     -------
Total revenues                                    6,634       2,642       9,276
                                                -------     -------     -------

Claims, claim expenses and policy benefits        7,432       1,850       9,282
Insurance acquisition costs                       1,412         455       1,867
Other operating costs and expenses                  643         239         882
                                                -------     -------     -------
Total costs and expenses                          9,487       2,544      12,031
                                                -------     -------     -------

Earnings (loss) before income taxes             $(2,853)    $    98     $(2,755)
                                                =======     =======     =======

Total assets at December 31                     $38,405     $13,381     $51,786
                                                =======     =======     =======


                    GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


15. Segment Information (continued)

                                                    2001 - Industry Segments
                                               ---------------------------------
                                               Property/
(In millions)                                  Casualty       Life  Consolidated
                                               ---------------------------------

Net premiums written                           $  5,551     $  1,841   $  7,392
                                               ========     ========   ========

Net premiums earned                            $  5,302     $  1,883   $  7,185
Net investment income                               833          369      1,202
Net realized gains on investments                   380           56        436
Other revenues                                      210          158        368
                                               --------     --------   --------
Total revenues                                    6,725        2,466      9,191
                                               --------     --------   --------

Claims, claim expenses and policy benefits        5,389        1,586      6,975
Insurance acquisition costs                       1,397          433      1,830
Other operating costs and expenses                  665          187        852
                                               --------     --------    -------
Total costs and expenses                          7,451        2,206      9,657
                                               --------     --------    -------

Earnings (loss) before income taxes and
   cumulative effect of change in
   accounting principle                        $   (726)    $    260    $  (466)
                                               ========    =========    =======


Total assets at December 31                     $33,611     $11,507     $45,118
                                                =======     =======     =======



                                                  2000 - Industry Segments
                                           -------------------------------------
                                             Property/
(In millions)                                Casualty      Life     Consolidated
                                           -------------------------------------
Net premiums written                         $  6,554     $  1,637     $  8,191
                                             ========     ========     ========

Net premiums earned                          $  6,377     $  1,624     $  8,001
Net investment income                             953          362        1,315
Net realized gains on investments                 425           97          522
Other revenues                                    169          124          293
                                             --------     --------     --------
Total revenues                                  7,924        2,207       10,131
                                             --------     --------     --------

Claims, claim expenses and policy benefits      5,335        1,392        6,727
Insurance acquisition costs                     1,553          360        1,913
Other operating costs and expenses                669          217          886
                                             --------      -------     --------
Total costs and expenses                        7,557        1,969        9,526
                                             --------      -------     --------

Earnings before income taxes                 $    367      $   238     $    605
                                             ========      =======     ========

Total assets at December 31                   $28,200      $10,364      $38,564
                                              =======      =======      =======

                                       64

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)


15.  Segment Information (continued)

Our business by geographic area is summarized in the following table. Allocations to the domestic geographic area include business related to the United States and Canada, as well as business written in the United States where the reinsured is outside the United States. International business includes business written by companies located outside the United States, predominantly in Europe.


                                                                               Geographic Area
                                                            -----------------------------------------------------
(In millions)                                                  Domestic         International      Consolidated
                                                            -----------------------------------------------------

2002:
   Revenues                                                   $  5,994            $  3,282           $  9,276
   Loss before income taxes                                     (2,115)               (640)            (2,755)
   Identifiable assets at December 31                           29,958              21,828             51,786

2001:
   Revenues                                                   $  5,829            $  3,362          $   9,191
   Earnings (loss) before income taxes and cumulative
          effect of change in accounting principle                (468)                  2               (466)
   Identifiable assets at December 31                           27,489              17,629             45,118

2000:
   Revenues                                                   $  5,617            $  4,514           $ 10,131
   Earnings before income taxes                                    357                 248                605
   Identifiable assets at December 31                           23,285              15,279             38,564



16.  Unaudited Quarterly Financial Data

Our quarterly financial results and other data in 2002 and 2001 are summarized as follows:


                                            Year ended December 31, 2002
                                   ---------------------------------------------
                                    First       Second        Third      Fourth
(In millions)                      Quarter      Quarter      Quarter     Quarter
                                   ---------------------------------------------

Net premiums earned                $1,991       $1,719       $2,116      $1,961
Net investment income                 271          272          272         257
Total costs and expenses            2,246        2,367        2,781       4,637
Net earnings (loss)                    85         (217)        (123)     (1,478)


                                            Year ended December 31, 2001
                                   ---------------------------------------------
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


                          Financial Statement Schedules

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                  Condensed Financial Information of Registrant
                                (Parent Company)

                              Statement of Earnings



                                                      Year ended December 31,
                                               ---------------------------------
(In millions)                                    2002         2001         2000
                                               ---------------------------------

Revenues
Net investment income                          $   11       $   12         $ 11
Equity in undistributed earnings (losses)      (1,879)        (239)         582
Dividends from subsidiaries                       253          136           88
Other income                                       26           21            7
                                               ------       ------         ----
Total revenues                                 (1,589)         (70)         688

Costs and Expenses
Interest expense                                  125          127          121
Other operating costs and expenses                 75           52           34
                                               ------       ------         ----
Total costs and expenses                          200          179          155
                                               ------       ------         ----

Earnings (loss) before income taxes            (1,789)        (249)         533

Income tax benefit                                 56           54           48
                                               ------         ----         ----

Net earnings (loss)                           $(1,733)       $(195)        $581
                                              =======        =====         ====



See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                         Statement of Financial Position


                                                                December 31,
                                                           ---------------------
(In millions)                                                2002          2001
                                                           ---------------------
Assets
Cash                                                       $   14        $   24
Investment in consolidated subsidiaries                     8,178         7,944
Fixed maturity securities available for sale,
    at fair value                                               -             5
Short-term investments, at amortized cost                     166            12
Indebtedness of related parties                               215           198
Other assets                                                   24            25
                                                           ------        ------

Total assets                                               $8,597        $8,208
                                                           ======        ======

Liabilities and equity
Other liabilities                                          $   87        $   81
Long-term borrowings                                        1,656         1,655
Indebtedness to related parties                               190           110
                                                           ------        ------
   Total liabilities                                        1,933         1,846
                                                           ------        ------


Preferred stock, $100,000 par value; authorized,
   issued and outstanding - 1,500 shares                      150           150
Common stock, $5,000 par value; authorized,
   issued and outstanding - 1,600 shares                        8             5
Paid-in capital                                             3,222         1,425
Retained earnings                                           3,262         5,002
Accumulated unrealized gains on investment
    securities - net (a)                                      149            23
Accumulated foreign currency translation
    adjustments - (a)                                        (138)         (241)
Derivatives qualifying as hedges - (a)                         11            (2)
                                                           ------        ------
   Total stockholder's equity                               6,664         6,362
                                                           ------        ------

Total liabilities and equity                               $8,597        $8,208
                                                           ======        ======


(a) The sum of accumulated unrealized gains on investment securities, accumulated foreign currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $22 million and $(220) million at year-end 2002 and 2001, respectively.

See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                             Statement of Cash Flows

                                                                         Year ended December 31,
                                                                    --------------------------------
(In millions)                                                          2002        2001       2000
                                                                    --------------------------------


Cash Flows From Operating Activities
Net earnings (loss)                                                  $(1,733)      $(195)      $581
Adjustments to reconcile net earnings (loss) to cash
   from operating activities:
     Equity in undistributed earnings                                  1,879         239       (625)
     Other, net                                                            6         (12)        54
                                                                      ------       -----       ----
   Cash from operating activities                                        152          32         10
                                                                      ------       -----       ----

Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
     Purchases                                                             -         (46)         -
     Sales                                                                 5          33          -
Net (purchases) sales of short-term investments                         (154)         77         (7)
Capital contribution to subsidiary                                       (80)          -          -
Investments in consolidated subsidiaries                                   -        (440)      (108)
Other investing activities                                                (8)          -          -
                                                                       -----       -----       ----
   Cash used for investing activities                                   (237)       (376)      (115)
                                                                       -----       -----       ----

Cash Flows From Financing Activities
Proceeds from related party borrowings                                    82           -        126
Payments on related party borrowings                                       -         (26)      (708)
Proceeds from long-term borrowings                                         -           -        691
Capital contributions received                                             -         400          -
Dividends paid                                                            (7)         (7)        (7)
                                                                       -----       -----       ----
   Cash from financing activities                                         75         367        102
                                                                       -----       -----       ----

Increase (decrease) in cash                                              (10)         23         (3)
Cash at beginning of year                                                 24           1          4
Cash at end of year                                                    $  14       $  24       $  1
                                                                       =====       =====       ====


See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES

             Notes to Condensed Financial Information of Registrant
                                (Parent Company)


1.   Basis of Presentation

GE  Global  Insurance   Holding   Corporation  ("GE  Global   Insurance")  is  a
wholly-owned subsidiary of General Electric Capital Services, Inc., which is a wholly-owned subsidiary of General Electric Company ("GE Company").

GE Global Insurance's primary assets are its 100% investment in the common stock of the following companies: 1) ERC, a Missouri-domiciled property and casualty reinsurance company, 2) GE Re, an Illinois-domiciled property and casualty reinsurance company principally doing business through intermediaries, 3) Medical Protective Corporation, an Indiana-domiciled insurance holding company and 4) CORE, a Delaware-domiciled reinsurance holding company, whose underlying reinsurance operations are in run-off. ERC, GE Re, Medical Protective Corporation and CORE own 100% of the common stock of various other property and casualty insurance/reinsurance and life reinsurance companies.

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

2.       Dividends from Subsidiaries

Cash dividends paid to GE Global Insurance by its consolidated subsidiaries were
$253  million,   $136  million  and  $109  million  in  2002,   2001  and  2000,
respectively.

                                                                    Schedule III

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                       Supplementary Insurance Information



    Column A                 Column B         Column C             Column D       Column E          Column F
------------------------------------------------------------------------------------------------------------
                             Deferred       Claims and Claim
                            Insurance         Expenses and                       Accumulated          Net
                           Acquisition        Future Policy        Unearned        Contract        Premiums
(In millions)                 Costs         Benefit Reserves       Premiums         Values          Earned
                           ---------------------------------------------------------------------------------

December 31, 2002:
   Property/Casualty        $  493               $23,839            $3,038          $    -          $5,667
   Life                      1,389                 5,170               193           2,826           2,120
                            ------               -------            ------          ------          ------
   Total                    $1,882               $29,009            $3,231          $2,826          $7,787
                            ======               =======            ======          ======          ======

December 31, 2001:
   Property/Casualty        $  504               $20,882            $2,598          $    -          $5,302
   Life                      1,111                 4,116               165           2,909           1,883
                            ------               -------            ------          ------          ------
   Total                    $1,615               $24,998            $2,763          $2,909          $7,185
                            ======               =======            ======          ======          ======

December 31, 2000:
   Property/Casualty        $  547               $16,932            $2,368          $    -          $6,377
   Life                        947                 3,382               216           2,161           1,624
                            ------               -------            ------          ------          ------
   Total                    $1,494               $20,314            $2,584          $2,161          $8,001
                                                                    ======          ======          ======




                             Column G         Column H              Column I       Column J        Column K
                           ----------------------------------------------------------------------------------
                                                                 Amortization      Other
                                            Claims, Claim         of Deferred     Operating
                               Net          Expenses and           Insurance       Costs            Net
                            Investment     Policy Benefits        Acquisition       and           Premiums
                             Inconme          Incurred               Costs        Expenses         Written
                           ----------------------------------------------------------------------------------

December 31, 2002:
   Property/Casualty        $  680            $7,432               $1,412           $643           $5,771
   Life                        392             1,850                  455            239
                            ------            ------               ------           ----
   Total                    $1,072            $9,282               $1,867            882
                            ======            ======               ======           ====

December 31, 2001:
   Property/Casualty        $  833            $5,389               $1,397            665           $5,551
   Life                        369             1,586                  433            187
                            ------             -----               ------           ----
   Total                    $1,202            $6,975               $1,830           $852
                            ======            ======               ======           ====

December 31, 2000:
   Property/Casualty        $  953            $5,335               $1,553           $669           $6,554
   Life                        362             1,392                  360            217
                            ------            ------               ------           ----
   Total                    $1,315            $6,727               $1,913           $886
                            ======            ======               ======           ====

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                               GE GLOBAL INSURANCE HOLDING CORPORATION

March 7, 2003                                                  By:  /s/ Marc A. Meiches
                                                                   ------------------------------
                                                                    Marc A. Meiches
                                                                    Senior Vice President and Chief Financial Officer


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


              Signatures                                            Title                                    Date
              ----------                                            -----                                    ----

        /s/ RONALD R. PRESSMAN           President, Chief Executive Officer and Director                March 7, 2003
----------------------------------------
          Ronald R. Pressman             (Principal Executive Officer)

          /s/ MARC A. MEICHES            Senior Vice President, Chief Financial Officer and Director    March 7, 2003
----------------------------------------
            Marc A. Meiches              (Principal Financial Officer)

        /s/ DENNIS D. DAMMERMAN          Chairman                                                       March 7, 2003
----------------------------------------
          Dennis D. Dammerman

          /s/ JAMES A. PARKE             Director                                                       March 7, 2003
----------------------------------------
            James A. Parke

        /s/ NICHOLAS J. SPAETH           Senior Vice President and General Counsel                      March 7, 2003
----------------------------------------
          Nicholas J. Spaeth

        /s/ WILLIAM J. STEILEN           Vice President and Controller                                  March 7, 2003
----------------------------------------
          William J. Steilen             (Principal Accounting Officer)

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES


                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002



                                  CERTIFICATION


I, Ronald R. Pressman, certify that:

1. I have reviewed this annual report on Form 10-K of GE Global Insurance Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed  such  disclosure  controls and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented  in  this   annual    report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies  in  the design  or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 7, 2003




 /s/ Ronald R. Pressman
-------------------------
Ronald R. Pressman
Chief Executive Officer

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                           AND CONSOLIDATED SUBSIDIARIES


                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002



                                  CERTIFICATION


I, Marc A. Meiches, certify that:

1. I have reviewed this annual report on Form 10-K of GE Global Insurance Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed  such  disclosure  controls and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented  in  this   annual    report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies  in  the design  or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 7, 2003




 /s/ Marc A. Meiches
-------------------------
Marc A. Meiches
Chief Financial Officer