Form 10-Q
period 2003-03-31
GE GLOBAL INSURANCE HOLDING CORP
filed 2003-05-02
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------
                                    FORM 10-Q
                        ---------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________ to _________


                       ---------------------------------
                         Commission file number 0-27394
                       ---------------------------------

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

                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At May 2, 2003, 1,600 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.






                                                    TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----

    PART I - FINANCIAL INFORMATION.

    Item 1.                 Financial Statements.....................................................       1

    Item 2.                 Management's Discussion and Analysis of Results of Operations............       6

    Item 4.                 Controls and Procedures..................................................       8

    PART II - OTHER INFORMATION.

    Item 6.                 Exhibits and Reports on Form 8-K.........................................       9

    Signatures.             .........................................................................      10

    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    .....................      11


    INDEX TO EXHIBITS.

    Exhibit 12.             Computation of Ratio of Earnings to Fixed Charges........................      13

    Exhibit 99.1.           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002............................      14

    Exhibit 99.2.           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002............................      15


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                    Unaudited


                                                                                   First quarter ended March 31
                                                                                -----------------------------------
(In millions)                                                                       2003                  2002
                                                                                --------------       --------------
Revenues
Net premiums written                                                               $2,332                $2,119
                                                                                   ======                ======

Net premiums earned                                                                $2,364                $1,991
Net investment income                                                                 296                   271
Net realized gains (losses) on investments                                             (3)                   40
Other revenues                                                                         44                    55
                                                                                   ------                ------
Total revenues                                                                      2,701                 2,357
                                                                                   ------                ------

Costs and Expenses
Claims, claim expenses and policy benefits                                          1,821                 1,614
Insurance acquisition costs                                                           440                   430
Other operating costs and expenses                                                    226                   180
Minority interest in net earnings of
   consolidated subsidiaries                                                           23                    22
                                                                                   ------                ------
Total costs and expenses                                                            2,510                 2,246
                                                                                   ------                ------

Earnings
Earnings before income taxes                                                          191                   111
Provision for income taxes                                                             57                    26
                                                                                   ------                ------

Net earnings                                                                          134                    85
Dividends on preferred stock                                                           (2)                   (2)
Retained earnings at beginning of period                                            3,262                 5,002
                                                                                   ------                ------
Retained earnings at end of period                                                 $3,394                $5,085
                                                                                   ======                ======

See Notes to Condensed, Consolidated Financial Statements.



                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


(In millions)                                                                   March 31, 2003         December 31, 2002
                                                                                --------------         -----------------
                                                                                 (Unaudited)
Assets:
Investments:
  Fixed maturity securities, at fair value                                         $24,779                   $22,200
  Equity securities, at fair value                                                     597                       627
  Other invested assets                                                              2,634                     3,995
                                                                                   -------                   -------
  Total investments                                                                 28,010                    26,822

Cash                                                                                   451                       911
Premiums receivable                                                                  4,792                     4,447
Other receivables                                                                    1,509                     1,984
Reinsurance recoverables                                                            10,074                    10,901
Deferred insurance acquisition costs                                                 1,888                     1,882
Other assets                                                                         4,866                     4,839
                                                                                   -------                   -------

Total assets                                                                       $51,590                   $51,786
                                                                                   =======                   =======


Liabilities and equity:
Claims and claim expenses                                                          $24,453                   $25,157
Accumulated contract values                                                          2,780                     2,826
Future policy benefits for life and health contracts                                 3,967                     3,852
Unearned premiums                                                                    3,329                     3,231
Other reinsurance balances                                                           4,421                     4,325
Other liabilities                                                                    2,833                     2,839
Long-term borrowings                                                                 1,656                     1,656
                                                                                   -------                   -------
  Total liabilities                                                                 43,439                    43,886
                                                                                   -------                   -------

Minority interest in equity of consolidated subsidiaries                             1,231                     1,236
                                                                                   -------                   -------

Accumulated non-owner changes in equity:
  Accumulated unrealized gains on investment securities - net                          255                       149
  Accumulated foreign currency translation adjustments                                (118)                     (138)
  Derivatives qualifying as hedges                                                       9                        11
                                                                                   -------                   -------
      Total accumulated non-owner changes in equity                                    146                        22

Preferred stock                                                                        150                       150
Common stock                                                                             8                         8
Paid-in capital                                                                      3,222                     3,222
Retained earnings                                                                    3,394                     3,262
                                                                                   -------                   -------
  Total stockholder's equity                                                         6,920                     6,664
                                                                                   -------                   -------

Total liabilities and equity                                                       $51,590                   $51,786
                                                                                   =======                   =======


See Notes to Condensed, Consolidated Financial Statements.


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                    Unaudited



                                                                          First quarter ended March 31
                                                                     --------------------------------------
(In millions)                                                             2003                    2002
                                                                     --------------          --------------
Cash Flows From Operating Activities
Net earnings                                                            $   134                 $    85
Adjustments to reconcile net earnings to cash
    from (used for) operating activities:
  Claims and claims expenses                                               (705)                   (284)
  Reinsurance recoverables                                                  827                     (16)
  Other operating activities                                               (392)                    496
                                                                        -------                 -------
    Cash from (used for) operating activities                           $  (136)                 $  281
                                                                        -------                 -------

Cash Flows From Investing Activities
Fixed maturity securities:
  Purchases                                                              (5,904)                 (3,413)
  Sales                                                                   2,904                   2,759
  Maturities                                                                800                     556
Equity securities:
  Purchases                                                                (116)                   (199)
  Sales                                                                      77                     282
Net sales of short-term investments                                       1,359                      29
Other investing activities                                                  252                     (85)
                                                                        -------                 -------
  Cash used for investing activities                                       (628)                    (71)
                                                                        -------                 -------

Cash Flows From Financing Activities
Change in contract deposits                                                 (14)                     15
Net contract accumulation payments                                          (46)                    (23)
Net proceeds under related party credit facility                            461                     108
Proceeds from short-term borrowings                                           -                      33
Principal payments on short-term borrowings                                 (80)                    (20)
Dividends paid                                                               (2)                     (2)
                                                                        -------                 -------
  Cash from financing activities                                            319                     111
                                                                        -------                 -------

Effect of exchange rate changes on cash                                     (15)                    201
                                                                        -------                 -------

Increase (decrease) in cash                                                (460)                    522
Cash at beginning of period                                                 911                     470
                                                                        -------                 -------
Cash at end of period                                                   $   451                 $   992
                                                                        =======                 =======


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

              Notes to Condensed, Consolidated Financial Statements

                                   (Unaudited)

1. The accompanying condensed, consolidated quarterly financial statements of GE Global Insurance Holding Corporation ("GE Global Insurance") include the accounts and operations, after intercompany eliminations, of GE Global Insurance, Employers Reinsurance Corporation, GE Reinsurance Corporation, Medical Protective Corporation and CORE Insurance Holdings. These statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). GE Global Insurance is collectively referred to as "we", "us" or "our" in this document unless the context otherwise requires.

2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on a Saturday in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to special purpose entities ("SPE's") could be consolidated and, if consolidated, any assets and liabilities now on the books related to those SPE's would be removed. We do not believe adoption of this interpretation will materially impact our financial position or future operating results.

     In April 2003, the FASB finalized SFAS 133 Implementation Issue No. B36, "Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments." In summary, the FASB determined that modified coinsurance arrangements where the ceding insurer withholds funds may include an embedded derivative that must be bifurcated from the host instrument if it is not clearly and closely related to such host instrument. This situation often arises when the ceding interest rate on the funds held balance is linked to the actual performance of a specified pool of assets. This guidance is effective on the first day of the first fiscal quarter beginning after September 15, 2003. We are currently evaluating the effect that this guidance may have on our financial statements; however, based on preliminary analysis performed, we do not believe it will materially impact our financial position or future operating results.

4.   Changes   in   stockholder's  equity  that  did  not result  directly  from transactions with the share owner were as follows:


                                                                       First quarter ended March 31
                                                                  --------------------------------------
     (In millions)                                                     2003                    2002
                                                                  --------------          --------------
     Net earnings                                                      $ 134                    $ 85
     Net unrealized gains (losses) on investment securities              106                    (109)
     Foreign currency translation adjustments                             20                      (5)
     Derivatives qualifying as hedges                                     (2)                      5
                                                                       -----                    ----
     Total                                                             $ 258                    $(24)
                                                                       =====                    ====

5.   Our operating segment activity is summarized as follows:


                                                                       First quarter ended March 31
                                                                  --------------------------------------
     (In millions)                                                     2003                    2002
                                                                  --------------          --------------
     Revenues
     Property and Casualty                                            $1,878                   $1,710
     Life                                                                823                      647
                                                                      ------                   ------
     Total revenues                                                   $2,701                   $2,357
                                                                      ======                   ======


     Earnings before income taxes
     Property and Casualty                                            $  156                   $   66
     Life                                                                 35                       45
                                                                      ------                   ------
     Total earnings before income taxes                               $  191                   $  111
                                                                      ======                   ======


6. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures, including latent claim issues (such as asbestos and environmental related coverage disputes) due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to lags in receiving current claims data. Because reinsurance protection is often provided on an "excess-of-loss" basis whereby the reinsurer is only obligated to pay losses in excess of pre-established limits, notification is only required to be provided to the reinsurer when the claim is assessed as having a reasonable possibility of exceeding the primary insurer's retention thresholds. This notification can often be years after the loss event was initially reported to the primary insurer.

     We continually update loss estimates using both quantitative information from our reserving actuaries and qualitative information from other sources. While detailed analysis is performed on a quarterly basis to assess the overall adequacy of recorded claim reserves, a more comprehensive evaluation is undertaken on an annual basis. Historically, this more comprehensive review is completed during the fourth quarter of each year using both reported and paid claims activity as of September 30. Adjustments to recorded reserves resulting from these reviews are accounted for as changes in estimates and included in current operations.

Item 2.  Management's Discussion and Analysis of Results of Operations.

Overview

Net earnings for the first three months of 2003 was $134 million, a $49 million increase from the first three months of 2002. The increase in reported profitability reflects the improved underwriting results within the property and casualty insurance/reinsurance segment resulting from the recent hardening of premium pricing. Partially offsetting the improved underwriting results was a decrease in total investment-related revenues (including net investment income and net realized gains/losses on investments) as a result of higher levels of other-than-temporary impairment charges recognized in 2003 and an increase in other operating costs and expenses.

Although the movement in certain foreign currency exchange rates during 2003 and 2002 had an impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. Specifically, most of the major European currencies strengthened relative to the U.S. dollar during the first quarter of 2003 as compared to the first quarter of 2002 and, accordingly, this has contributed to an increase in most of the individual revenue and expense line items in the accompanying earnings statement.

Our two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world utilizing our network of local offices. Our operating segment activity is summarized as follows:



                                                                       First quarter ended March 31
                                                                  --------------------------------------
     (In millions)                                                     2003                    2002
                                                                  --------------          --------------
     Revenues
     Property and Casualty                                            $1,878                   $1,710
     Life                                                                823                      647
                                                                      ------                   ------
     Total revenues                                                   $2,701                   $2,357
                                                                      ======                   ======


     Earnings before income taxes
     Property and Casualty                                            $  156                   $   66
     Life                                                                 35                       45
                                                                      ------                   ------
     Total earnings before income taxes                               $  191                   $  111
                                                                      ======                   ======

Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first three months of 2003, the property and casualty combined ratio was 100.5%, compared to 108.1% for the same period in 2002. The lower combined ratio in 2003 primarily reflects the recent hardening of pricing within the overall property and casualty insurance industry and, to a lesser extent, lower average acquisition costs. Earnings before income taxes from property and casualty operations increased $90 million in the first three months of 2003, primarily attributable to the more favorable premium pricing environment that existed in the current period.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first three months of 2003, the life operations generated revenues and earnings before income taxes of $823 million and $35 million, respectively, compared to $647 million and $45 million, respectively, for the same period in 2002. The increase in revenues is principally related to the acquisition of a block of life reinsurance business in the second half of 2002 (the "AUL acquisition") and the impact of changes in foreign exchange rates applicable to the first quarter of 2003 versus the first quarter of 2002. The decrease in earnings is primarily attributable to the combination of increased claim activity in the current quarter as compared to the same period in 2002 with respect to mortality and certain health-related products and lower levels of net realized gains on investments.

Operating Results

Net premiums written and net premiums earned increased $213 million (10%) and $373 million (19%), respectively. These increases are primarily attributable to the recent hardening of pricing within the overall property and casualty industry, additional premiums resulting from the AUL acquisition completed in the second half of 2002 and the impact of changes in foreign exchange rates. In addition, we had volume growth in certain business sectors. However, this growth was offset by decreases in other business sectors resulting from the adherence to stricter underwriting discipline and intentional actions taken to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable.

Net investment income increased $25 million or 9% in 2003, principally as a result of higher levels of invested assets. The increase in invested assets includes the impact of a $1.8 billion capital contribution received in the fourth quarter of 2002.

Net realized gains on investments decreased $43 million in 2003, primarily attributable to a higher level of other-than-temporary impairment charges recognized during the current year.

Other revenues decreased $11 million or 20% in 2003, primarily attributable to decreases in fee-related income within the life reinsurance segment.

Claims, claim expenses and policy benefits increased $207 million or 13% in 2003, principally resulting from the AUL acquisition discussed above and the impact of changes in foreign exchange rates.

Insurance acquisition costs increased $10 million or 2% in 2003, primarily attributable to the increase in net earned premiums discussed above, somewhat offset by a decrease in contingent commissions as compared to 2002.

Other operating costs and expenses increased $46 million or 26% in 2003, primarily resulting from: (1) an increase in average employee salaries and related benefits costs; (2) the AUL acquisition discussed above; and (3) the impact of changes in foreign exchange rates.

Provision for income taxes was $57 million for the first three months of 2003 (an effective tax rate of 30%), compared to $26 million for the first three months of 2002 (an effective tax rate of 23%). The slightly higher effective tax rate in 2003 primarily reflects a lower proportion of tax-exempt investment income.


Other Considerations

Our investment portfolio consists primarily of investment grade debt securities and was $28.0 billion, including gross unrealized gains and losses of $646 million and $261 million, respectively, at March 31, 2003, compared with $26.8 billion, including gross unrealized gains and losses of $558 million and $263 million, respectively, as of December 31, 2002. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeded fair value at March 31, 2003, approximately $115 million is at risk of being charged to earnings in the next 12 months.

Investments in entities in the telecommunication and cable industries approximated $298 million as of March 31, 2003. These investments have been entered into subject to strict risk criteria and are diversified. Recently, during declines in the values of these investments, the positions have been routinely reviewed for impairment losses, and actions have been taken to mitigate exposures. Future losses will depend upon business and economic developments as well as the success of risk mitigation actions.

During the quarter ended March 31, 2003, Standard & Poor's Rating Services ("S&P") reaffirmed the counterparty credit and financial strength ratings on Employers Reinsurance Corporation and its wholly owned subsidiaries. Additionally, S&P also affirmed the counterparty credit and senior debt ratings on GE Global Insurance Holding Corporation. All ratings were removed from CreditWatch where they had initially been placed on September 30, 2002.

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


Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this report, we, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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


                                         GE GLOBAL INSURANCE HOLDING CORPORATION
                                         ---------------------------------------
                                                       (Registrant)



Date: May 2,  2003             By:           /s/ Marc A. Meiches
                                ------------------------------------------------
                               Marc A. Meiches
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)



Date:  May 2, 2003            By:           /s/ William J. Steilen
                                ------------------------------------------------
                               William J. Steilen
                               Vice President and Controller
                               (Principal Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003


/s/ Ronald R. Pressman
----------------------
Ronald R. Pressman
Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003


/s/ Marc A. Meiches
---------------------
Marc A. Meiches
Chief Financial Officer