Form 10-Q
period 2003-06-30
GE GLOBAL INSURANCE HOLDING CORP
filed 2003-08-01
CIK 947354

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                                                   -----------------------------

                         Commission file number 0-27394
                                                   -----------------------------

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

                                 (913) 676-5200
              (Registrant's telephone number, including area code)
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At August 1, 2003, 1,600 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

7/23/03 DRAFT

                                TABLE OF CONTENTS

                                                                          Page

    PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements..............................................1

    Item 2. Management's Discussion and Analysis of Results of Operations.....7

    Item 4. Controls and Procedures..........................................12


    PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.................................13

    Signatures.             .................................................14




INDEX TO EXHIBITS

    Exhibit 12. Computation of Ratio of Earnings to Fixed Charges............15

    Exhibit 31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002..................................................16

    Exhibit 32. Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002....18

                                        1
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                    Unaudited


                                                         Second Quarter Ended                 Six Months Ended
(Dollars in millions)                                          June 30                            June 30
                                                  ----------------------------------------------------------------------
                                                        2003              2002             2003              2002
                                                  ----------------- ---------------------------------- -----------------
Revenues
Net premiums written                                    $ 2,510           $ 1,620          $ 4,842           $ 3,739
                                                  ================= ================================== =================

Net premiums earned                                     $ 2,646           $ 1,719          $ 5,010           $ 3,710
Net investment income                                       287               272              583               543
Net realized gains on investments                            86                18               83                58
Other revenues                                               42                21               86                76
                                                  ----------------- ---------------------------------- -----------------

Total revenues                                            3,061             2,030            5,762             4,387
                                                  ----------------- ---------------------------------- -----------------

Cost and Expenses
Claims, claim expenses and policy benefits                2,109             1,693            3,930             3,307
Insurance acquisition costs                                 562               469            1,002               899
Other operating costs and expenses                          197               183              424               363
Minority interest in net earnings of consolidated
   subsidiaries                                              22                22               44                44
                                                  ----------------- ---------------------------------- -----------------

Total costs and expenses                                  2,890             2,367            5,400             4,613
                                                  ----------------- ---------------------------------- -----------------

Earnings (loss)
Earnings (loss) before income taxes                         171              (337)             362              (226)
Income tax (expense) benefit                                (48)              120             (105)               94
                                                  ----------------- ---------------------------------- -----------------

Net earnings (loss)                                         123              (217)             257              (132)
Dividends on preferred stock                                 (2)               (2)              (4)               (4)
Retained earnings at beginning of period                  3,394             5,085            3,262             5,002
                                                  ----------------- ---------------------------------- -----------------
Retained earnings at end of period                      $ 3,515           $ 4,866          $ 3,515           $ 4,866
                                                  ================= ================================== =================


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position

(Dollars in millions)                                                      June 30,       December 31,
                                                                             2003             2002
                                                                       ----------------------------------
                                                                         (Unaudited)
Assets
Investments:
   Fixed maturity securities, at fair value                                 $ 25,943         $ 22,200
   Equity securities, at fair value                                              604              627
   Other invested assets                                                       1,191            3,995
                                                                       ----------------------------------
     Total investments                                                        27,738           26,822

Cash                                                                             803              911
Premiums receivable                                                            4,357            4,447
Other receivables                                                              1,670            1,984
Reinsurance recoverables                                                      10,249           10,901
Deferred insurance acquisition costs                                           1,926            1,882
Other assets                                                                   5,677            4,839
                                                                       ----------------------------------

Total assets                                                                $ 52,420         $ 51,786
                                                                       ==================================

Liabilities and equity
Claims and claim expenses                                                   $ 25,072         $ 25,157
Accumulated contract values                                                    2,725            2,826
Future policy benefits for life and health contracts                           4,126            3,852
Unearned premiums                                                              3,244            3,231
Other reinsurance balances                                                     4,283            4,325
Other liabilities                                                              2,585            2,839
Long-term borrowings                                                           1,656            1,656
                                                                       ----------------------------------
   Total liabilities                                                          43,691           43,886
                                                                       ----------------------------------

Minority interest in equity of consolidated subsidiaries                       1,230            1,236
                                                                       ----------------------------------

Accumulated non-owner changes in equity:
   Accumulated unrealized gains on investments securities - net                  641              149
   Accumulated foreign currency translation adjustments                           17             (138)
   Derivatives qualifying as hedges                                              (54)              11
                                                                       ----------------------------------
     Total accumulated non-owner changes in equity                               604               22

Preferred stock                                                                  150              150
Common stock                                                                       8                8
Paid-in capital                                                                3,222            3,222
Retained earnings                                                              3,515            3,262
                                                                       ----------------------------------
   Total stockholder's equity                                                  7,499            6,664
                                                                       ----------------------------------

Total liabilities and equity                                                $ 52,420         $ 51,786
                                                                       ==================================

See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                    Unaudited
(Dollars in millions)                                                          Six Months Ended
                                                                                    June 30
                                                                       ----------------------------------
                                                                             2003             2002
                                                                       ----------------------------------

Cash flows from operating activities
Net earnings (loss)                                                            $ 257           $ (132)
Adjustments to reconcile net earnings (loss) to cash
   from operating activities:
   Claims and claim expenses                                                     (85)              63
   Reinsurance recoverables                                                      652              (76)
   Other operating activities                                                   (495)             473
                                                                       ----------------------------------
     Cash from operating activities                                              329              328
                                                                       ----------------------------------

Cash flows from investing activities Fixed maturity securities available-for-sale:
   Purchases                                                                 (11,380)          (6,065)
   Sales                                                                       7,370            4,994
   Maturities                                                                  1,884              881
Equity securities:
   Purchases                                                                    (341)            (315)
   Sales                                                                         347              331
Net sales (purchases) of short-term investments                                2,718             (106)
Other investing activities                                                    (1,210)             (75)
                                                                       ----------------- ----------------

   Cash used for investing activities                                           (612)            (355)
                                                                       ----------------------------------

Cash flows from financing activities
Change in contract deposits                                                      (29)              13
Net contract accumulation payments                                              (101)             (81)
Proceeds from short-term borrowings                                              459               70
Principal payments on short-term borrowings                                      (80)             (21)
Dividends paid                                                                    (4)              (4)

                                                                       ----------------- ----------------
   Cash from (used for) financing activities                                     245              (23)
                                                                       ----------------------------------

Effect of exchange rate changes on cash                                          (70)              35
                                                                       ----------------------------------

Decrease in cash                                                                (108)             (15)
Cash at beginning of period                                                      911              470
                                                                       ----------------------------------
Cash at end of period                                                          $ 803            $ 455
                                                                       ==================================


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

3. Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities" is effective for us on July 1, 2003. While FIN 46 represents a significant change in accounting principles governing consolidation, it does not change the economic or legal characteristics of asset sales. The adoption of FIN 46 did not have a material effect on our financial position, operating results or cash flows.

In April 2003, the FASB finalized SFAS 133 Implementation Issue No. B36, Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments. In summary, the FASB determined that modified coinsurance arrangements where the ceding insurer withholds funds may include an embedded derivative that must be bifurcated from the host instrument if it is not clearly and closely related to such host instrument. This situation often arises when the interest rate on the funds held balance is linked to the actual performance of a specified pool of assets. This guidance is effective on the first day of the first fiscal quarter beginning after September 15, 2003. We are currently evaluating the effect that this guidance may have on our financial statements; however, based on preliminary analysis performed, we do not believe it will materially impact our financial position or future operating results.

4.  Changes  in   stockholder's   equity  that  did  not  result  directly  from
transactions with the share owner were as follows:


                                                                                Second Quarter Ended
     (Dollars in millions)                                                              June 30
                                                                           -----------------------------------
                                                                                 2003              2002
                                                                           ----------------- -----------------

     Net earnings (loss)                                                           $ 123            $ (217)
     Net unrealized gains on investment securities                                   386               186
     Foreign currency translation adjustments                                        135               130
     Derivatives qualifying as hedges                                                (63)                8
                                                                           ----------------- -----------------
        Total                                                                      $ 581            $  107
                                                                           ================= =================

                                                                                    Six Months Ended
     (Dollars in millions)                                                              June 30
                                                                           -----------------------------------
                                                                                 2003              2002
                                                                           ----------------- -----------------

     Net earnings (loss)                                                           $ 257            $ (132)
     Net unrealized gains on investment securities                                   492                77
     Foreign currency translation adjustments                                        155               125
     Derivatives qualifying as hedges                                                (65)               13
                                                                           ----------------- -----------------
        Total                                                                      $ 839            $   83
                                                                           ================= =================

5. Our operating segment activity is summarized as follows:

                                                                                  Second Quarter Ended
     (Dollars in millions)                                                              June 30
                                                                           -----------------------------------
                                                                                 2003              2002
                                                                           ----------------- -----------------
     Revenues
     Property and Casualty                                                       $ 2,173           $ 1,433
     Life                                                                            888               597
                                                                           ----------------- -----------------
        Total revenues                                                           $ 3,061           $ 2,030
                                                                           ================= =================

     Earnings (loss) before income taxes
     Property and Casualty                                                         $ 137            $ (349)
     Life                                                                             34                12
                                                                           ----------------- -----------------
        Total earnings (loss) before income taxes                                  $ 171            $ (337)
                                                                           ================= =================

                                                                                    Six Months Ended
     (Dollars in millions)                                                              June 30
                                                                           -----------------------------------
                                                                                 2003              2002
                                                                           ----------------- -----------------
     Revenues
     Property and Casualty                                                       $ 4,051           $ 3,143
     Life                                                                          1,711             1,244
                                                                           ----------------- -----------------
        Total revenues                                                           $ 5,762           $ 4,387
                                                                           ================= =================

     Earnings (loss) before income taxes
     Property and Casualty                                                         $ 293            $ (283)
     Life                                                                             69                57
                                                                           ----------------- -----------------
        Total earnings (loss) before income taxes                                  $ 362            $ (226)
                                                                           ================= =================

6. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures, including latent claim issues (such as asbestos and environmental related coverage disputes) because of the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) because of lags in receiving current claims data. Because reinsurance protection is often provided on an "excess-of-loss" basis whereby the reinsurer is only obligated to pay losses in excess of pre-established limits, notification is required to be provided to the reinsurer only when the claim is assessed as having a reasonable possibility of exceeding the primary insurer's retention thresholds. This notification can often be years after the loss event was initially reported to the primary insurer.

We continually update loss estimates using both quantitative information from our reserving actuaries and qualitative information from other sources. While detailed analysis is performed on a quarterly basis to assess the overall adequacy of recorded claim reserves, a more comprehensive evaluation is undertaken on an annual basis. Historically, this more comprehensive review has been completed during the fourth quarter of each year using both reported and paid claims activity as of September 30. Adjustments to recorded reserves resulting from these reviews are accounted for as changes in estimates and included in current operations.

7. During the second quarter of 2003, one of our reinsurance company subsidiaries received significant additional reported claims related to product liability coverage provided to a pharmaceutical-related entity. While this matter is in the very early stages, we believe there is evidence indicating that our ultimate liability, if any, will be considerably less than reported claims and have established reserves consistent with this belief. As of June 30, 2003, recorded reserves were approximately $75 million less than reported claim amounts.

Item 2.  Management's Discussion and Analysis of Results of Operations.

The following discussion and analysis of our results of operations should be read in conjunction with our condensed, consolidated financial statements and related notes included elsewhere in this Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 included in our Form 10-K.

SECOND QUARTER OF 2003 COMPARED WITH SECOND QUARTER OF 2002

Overview

Net earnings for the second quarter of 2003 were $123 million, which compares to a net loss of $217 million for the second quarter of 2002. The increase in net earnings principally resulted from (1) significant improvement in current year underwriting results driven largely by the continued favorable pricing environment within the overall property and casualty industry and, to a lesser extent, lower levels of adverse development related to prior year loss events and (2) increased net realized investment gains. We also reported a modest increase in net investment income because of a higher level of invested assets.

Although the movement in certain foreign currency exchange rates during 2003 and 2002 had an impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. Specifically, most of the major European currencies strengthened relative to the U.S. dollar during the second quarter of 2003 as compared with the second quarter of 2002 and, accordingly, this has contributed to an increase in most of the individual revenue and expense line items in the accompanying earnings statement.

Our two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world utilizing our network of local offices. Our operating segment activity is summarized as follows:

                                                                             Second Quarter Ended
(Dollars in millions)                                                               June 30
                                                                       ----------------------------------
                                                                             2003             2002
                                                                       ----------------------------------
Revenues
Property and Casualty                                                        $ 2,173          $ 1,433
Life                                                                             888              597
                                                                       ----------------------------------
   Total revenues                                                            $ 3,061          $ 2,030
                                                                       ==================================

Earnings (loss) before income taxes
Property and Casualty                                                          $ 137           $ (349)
Life                                                                              34               12
                                                                       ----------------------------------
   Total earnings (loss) before income taxes                                   $ 171           $ (337)
                                                                       ==================================



Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the second quarter of 2003, the property and casualty combined ratio was 105.1%, compared with 142.1% for the same period in 2002. The significant improvement in the 2003 second quarter combined ratio is primarily attributable to a decrease in the loss ratio, which reflects both the continued hardening of pricing within the overall property and casualty insurance industry and lower levels of prior-year adverse reserve development in 2003 compared with 2002. To a much lesser extent, the improvement in the combined ratio is also attributable to a decrease in the underwriting expense ratio. Earnings before income taxes from property and casualty operations increased $486 million to $137 million in the second quarter of 2003, principally as a result of the lower combined ratio discussed above and, to a lesser extent, an increase in net realized investment gains.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the quarter ended June 30, 2003, the life operations generated revenues and earnings before income taxes of $888 million and $34 million, respectively, compared with $597 million and $12 million, respectively, for the same period in 2002. The increase in revenues is principally related to the acquisition of a block of life reinsurance business in the third quarter of 2002 (the "AUL acquisition") and the impact of changes in foreign exchange rates applicable to the second quarter of 2003 versus the second quarter of 2002. The increase in earnings is also primarily attributable to the AUL acquisition, coupled with a decrease in claim activity in the current quarter as compared with the same period in 2002 in mortality and certain health-related products as well as higher levels of investment-related income.

Operating Results

Net premiums written and net premiums earned increased $890 million or 55% and $927 million or 54%, respectively. This significant increase in premiums can be primarily attributed to the combination of: (1) Current Year Factors--including the continued favorable pricing environment within the overall property and casualty industry, additional premiums resulting from the AUL acquisition completed in the third quarter of 2002, the impact of changes in foreign exchange rates and volume growth in certain business sectors, partially offset by decreases in other business sectors resulting from the adherence to stricter underwriting discipline and planned actions taken to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable; and (2) Prior Year Factors--increased levels of ceded premiums associated with adverse development related to prior year loss events.

Net investment income increased $15 million or 6% in 2003, principally as a result of higher levels of invested assets. The increase in invested assets includes the impact of a $1.8 billion capital contribution received in the fourth quarter of 2002 and the AUL acquisition that occurred in the third quarter of 2002.

Net realized gains on investments increased $68 million in 2003, primarily attributable to increased opportunities for gains within the overall investment portfolio driven by the decreasing interest rate environment, somewhat offset by a higher level of other-than-temporary impairment charges recognized in 2003 as compared to 2002.

Other revenues increased $21 million or 100% in 2003, primarily attributable to certain non-recurring revenues generated in 2003.

Claims, claim expenses and policy benefits increased $416 million or 25% in 2003, principally resulting from the AUL acquisition discussed above, the impact of changes in foreign exchange rates, and volume growth in certain business sectors partially offset by lesser levels of adverse reserve development related to prior year loss events.

As we reported previously, during the fourth quarter of 2002, we reevaluated the recorded reserves for certain liability-related exposures in response to continued escalated levels of reported claims activity. Following this evaluation, we concluded that the accumulated data supported an increased estimate of the ultimate losses in several lines of business underwritten in 1997 through 2001. Following these adjustments, we continued to monitor reported claims activity for these lines of business. For certain lines of business, the 2003 to-date reported claims activity for prior accident years has continued to develop at a level exceeding even our revised expectations. In addition, we incorporated a more pessimistic view of the potential for individually significant losses on certain Product Liability and Directors & Officers exposures. As a result, we made adjustments of approximately $250 million to reflect increased estimates of ultimate losses in the second quarter of 2003. We will continue to monitor reported claims activity for all lines of business in the future and take necessary reserve actions--either to increase or decrease reserves--as our estimates mature.

Insurance acquisition costs increased $93 million or 20% in 2003, primarily attributable to the increase in net earned premiums discussed above, somewhat offset by a decrease in contingent commissions as compared with 2002.

Other operating costs and expenses increased $14 million or 8% in 2003, primarily resulting from: (1) an increase in average employee salaries and related benefits costs; (2) the AUL acquisition; and (3) the impact of changes in foreign exchange rates.

Provision for income taxes was $48 million for the second quarter of 2003 (an effective tax rate of 28.1%), compared with a benefit of $120 million for the second quarter of 2002 (an effective tax rate of 35.6%). In a pre-tax income quarter such as 2003, tax-exempt income reduces otherwise taxable income (resulting in a lower effective tax rate), while in a pre-tax loss quarter such as 2002, the existence of tax-exempt investment income serves to increase the otherwise taxable loss (resulting in a higher effective tax rate).

FIRST HALF OF 2003 COMPARED WITH FIRST HALF OF 2002

Overview

Net earnings for the first six months of 2003 were $257 million, which compares to a net loss of $132 million for the first six months of 2002. The increase in net earnings principally resulted from (1) significant improvement in current year underwriting results driven largely by the continued favorable pricing environment within the overall property and casualty industry and, to a lesser extent, lower levels of adverse development related to prior year loss events and (2) increased investment related income (including both net investment income and net realized investment gains).

Although the movement in certain foreign currency exchange rates during 2003 and 2002 had an impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. Specifically, most of the major European currencies strengthened relative to the U.S. dollar during the first six months of 2003 as compared with the first six months of 2002 and, accordingly, this has contributed to an increase in most of the individual revenue and expense line items in the accompanying earnings statement.

Our two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world utilizing our network of local offices. Our operating segment activity is summarized as follows:




(Dollars in millions)                                                          Six Months Ended
                                                                                    June 30
                                                                       ----------------------------------
                                                                             2003             2002
                                                                       ----------------------------------
Revenues
Property and Casualty                                                        $ 4,051          $ 3,143
Life                                                                           1,711            1,244
                                                                       ----------------------------------
   Total revenues                                                            $ 5,762          $ 4,387
                                                                       ==================================

Earnings (loss) before income taxes
Property and Casualty                                                          $ 293           $ (283)
Life                                                                              69               57
                                                                       ----------------------------------
   Total earnings (loss) before income taxes                                   $ 362           $ (226)
                                                                       ==================================



Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first six months of 2003, the property and casualty combined ratio was 103.0%, compared with 123.6% for the same period in 2002. The significant improvement in the 2003 combined ratio is primarily attributable to a decrease in the loss ratio, which reflects both the continued hardening of pricing within the overall property and casualty insurance industry and lower levels of prior-year adverse reserve development in 2003 compared with 2002. To a much lesser extent, the improvement in the combined ratio is also attributable to a decrease in the underwriting expense ratio. Earnings before income taxes from property and casualty operations increased $576 million to $293 million for the first six months of 2003, principally as a result of the lower combined ratio discussed above and, to a lesser extent, an increase in investment-related income.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first six months of 2003, the life operations generated revenues and earnings before income taxes of $1,711 million and $69 million, respectively, compared with $1,244 million and $57 million, respectively, for the same period in 2002. The increase in revenues is principally related to the AUL acquisition and the impact of changes in foreign exchange rates applicable to the first six months of 2003 versus the first six months of 2002. The increase in earnings is also primarily attributable to the AUL acquisition.

Operating Results

Net premiums written and net premiums earned increased $1,103 million or 29% and $1,300 million or 35%, respectively. This significant increase in premiums can be primarily attributed to the combination of: (1) Current Year Factors--including the continued favorable pricing environment within the overall property and casualty industry, additional premiums resulting from the AUL acquisition completed in the third quarter of 2002, the impact of changes in foreign exchange rates and volume growth in certain business sectors, partially offset by decreases in other business sectors resulting from the adherence to stricter underwriting discipline and intentional actions taken to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable; and (2) Prior Year Factors--increased levels of ceded premiums associated with adverse development related to prior year loss events.

Net investment income increased $40 million or 7% in 2003, principally as a result of higher levels of invested assets. The increase in invested assets includes the impact of a $1.8 billion capital contribution received in the fourth quarter of 2002 and the AUL acquisition that occurred in the third quarter of 2002.

Net realized gains on investments increased $25 million or 43% in 2003, primarily attributable to increased opportunities for gains within the overall investment portfolio driven by the decreasing interest rate environment, somewhat offset by a higher level of other-than-temporary impairment charges recognized in 2003 as compared to 2002.

Other revenues increased $10 million or 13% in 2003, primarily attributable to certain non-recurring revenues generated in 2003.

Claims, claim expenses and policy benefits increased $623 million or 19% in 2003, principally resulting from the AUL acquisition discussed above, the impact of changes in foreign exchange rates, and volume growth in certain business sectors partially offset by lesser levels of adverse reserve development related to prior year loss events.

As we reported previously, during the fourth quarter of 2002, we reevaluated the recorded reserves for certain liability-related exposures in response to continued escalated levels of reported claims activity. Following this evaluation, we concluded that the accumulated data supported an increased estimate of the ultimate losses in several lines of business underwritten in 1997 through 2001. Following these adjustments, we continued to monitor reported claims activity for these lines of business. For certain lines of business, the to-date reported claims activity for prior accident years has continued to develop at a level exceeding even our revised expectations. In addition, we incorporated a more pessimistic view of the potential for individually significant losses on certain Product Liability and Directors & Officers exposures. As a result, we made further upward adjustments of approximately $350 million to reflect increased estimates of ultimate losses in 2003. We will continue to monitor reported claims activity for all lines of business in the future and take necessary reserve actions--either to increase or decrease reserves--as our estimates mature.

Insurance acquisition costs increased $103 million or 11% in 2003, primarily attributable to the increase in net earned premiums discussed above.

Other operating costs and expenses increased $61 million or 17% in 2003, primarily resulting from: (1) an increase in average employee salaries and related benefits costs; (2) the AUL acquisition discussed above; and (3) the impact of changes in foreign exchange rates.

Provision for income taxes was $105 million for the first six months of 2003 (an effective tax rate of 29.0%), compared with a benefit of $94 million for the first six months of 2002 (an effective tax rate of 41.6%). In a pre-tax income year such as 2003, tax-exempt income reduces otherwise taxable income (resulting in a lower effective tax rate), while in a pre-tax loss year such as 2002, the existence of tax-exempt investment income serves to increase the otherwise taxable loss (resulting in a higher effective tax rate).

Other Considerations

Investment portfolio

Our investment portfolio consists primarily of investment grade debt securities and was $27.7 billion, including gross unrealized gains and losses of $1.3 billion and $146 million, respectively, at June 30, 2003, compared with $26.8 billion, including gross unrealized gains and losses of $558 million and $263 million, respectively, as of December 31, 2002. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeded fair value at June 30, 2003, approximately $65.0 million is at risk of being charged to earnings in the next 12 months.

Ratings action

During the quarter ended June 30, 2003, A.M. Best Company (A.M. Best) revised its financial strength rating on Employers Reinsurance Corporation and its affiliated domestic and international non-life and life reinsurance companies to A (Excellent) from A+ (Superior). Concurrently, the ratings on our senior debt securities were revised to "a-" from "a". We do not believe these actions will materially affect our liquidity or capital resources or the ability to write future business.

Forward Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations because of changes in global economic, business, competitive market and regulatory factors.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b), we, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), we, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 12. Computation of ratio of earnings to fixed charges.

     Exhibit 31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.

     Exhibit 32. Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.   Reports on Form 8-K.

A current report on Form 8-K was filed on July 10, 2003, under Item 5, reporting that A.M. Best revised its financial strength ratings for certain of the Company's insurance subsidiaries.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GE GLOBAL INSURANCE HOLDING CORPORATION
                                                            (Registrant)




Date:  August 1, 2003             By:
                                     -------------------------------------------
                                     William J. Steilen
                                     Vice President and Controller
                                     (Principal Accounting Officer)