Form 10-Q
period 2003-09-30
GE GLOBAL INSURANCE HOLDING CORP
filed 2003-10-31
CIK 947354

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

                For the quarterly period ended September 30, 2003
                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At October 31, 2003, 1,600 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================





                                TABLE OF CONTENTS

                                                                                                 Page

    PART I - FINANCIAL INFORMATION

    Item 1.        Financial Statements.....................................................        1

    Item 2.        Management's Discussion and Analysis of Results of Operations............        7

    Item 4.        Controls and Procedures..................................................       12


    PART II - OTHER INFORMATION

    Item 6.        Exhibits and Reports on Form 8-K.........................................       13

    Signatures.    .........................................................................       14




    INDEX TO EXHIBITS

    Exhibit 12.     Computation of Ratio of Earnings to Fixed Charges........................       15

    Exhibit 31.     Certifications Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002..............................................................       16

    Exhibit 32.     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002............................       18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                    Unaudited

                                                         Third Quarter Ended                 Nine Months Ended
(Dollars in millions)                                        September 30                       September 30
                                                   ----------------------------------   --------------------------------
                                                          2003              2002             2003              2002
                                                   ----------------   ---------------   ---------------  ---------------
Revenues
Net premiums written                                    $ 2,507           $ 2,273          $ 7,349           $ 6,012
                                                   ================   ================  ==============   ===============

Net premiums earned                                     $ 2,477           $ 2,116          $ 7,487           $ 5,826
Net investment income                                       311               272              894               815
Net realized gains on investments                            60               150              143               208
Other revenues                                               50                30              136               106
                                                   ----------------   -----------------  -------------   ---------------

Total revenues                                            2,898             2,568            8,660             6,955
                                                   ----------------   -----------------  -------------   ---------------

Costs and Expenses
Claims, claim expenses and policy benefits                1,922             2,125            5,851             5,432
Insurance acquisition costs                                 534               453            1,536             1,352
Other operating costs and expenses                          216               181              640               544
Minority interest in net earnings of consolidated
   subsidiaries                                              22                22               67                66
                                                   ----------------   -----------------   ------------   ---------------

Total costs and expenses                                  2,694             2,781            8,094             7,394
                                                   ----------------   -----------------   ------------   ---------------

Earnings (loss)
Earnings (loss) before income taxes                         204              (213)             566              (439)
Income tax (expense) benefit                                (54)               90             (159)              184
                                                   ----------------    ----------------   ------------   ---------------

Net earnings (loss)                                         150              (123)             407              (255)
Dividends on preferred stock                                 (2)               (2)              (6)               (6)
Retained earnings at beginning of period                  3,515             4,866            3,262             5,002
                                                   ----------------    ----------------   ------------   ---------------
Retained earnings at end of period                      $ 3,663           $ 4,741          $ 3,663           $ 4,741
                                                   ================    ================   ============   ===============



See Notes to Condensed, Consolidated Financial Statements.


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position

                                                              September 30,     December 31,
(Dollars in millions)                                             2003              2002
                                                            ----------------   ---------------
                                                               (Unaudited)
Assets
Investments:
   Fixed maturity securities, at fair value                    $ 26,245          $ 22,200
   Equity securities, at fair value                                 509               627
   Other invested assets                                            409             3,995
                                                            ----------------   ---------------
     Total investments                                           27,163            26,822

Cash                                                              2,073               911
Premiums receivable                                               4,428             4,447
Other receivables                                                 1,594             1,984
Reinsurance recoverables                                         10,184            10,901
Deferred insurance acquisition costs                              1,865             1,882
Other assets                                                      4,662             4,839
                                                            ----------------   ---------------

Total assets                                                   $ 51,969          $ 51,786
                                                            ================   ===============

Liabilities and equity
Claims and claim expenses                                      $ 24,778          $ 25,157
Accumulated contract values                                       2,682             2,826
Future policy benefits for life and health contracts              4,204             3,852
Unearned premiums                                                 3,230             3,231
Other reinsurance balances                                        4,356             4,325
Other liabilities                                                 2,594             2,839
Long-term borrowings                                              1,656             1,656
                                                             ---------------   ---------------
   Total liabilities                                             43,500            43,886
                                                             ---------------   ---------------

Minority interest in equity of consolidated subsidiaries          1,226             1,236
                                                             ---------------   ---------------

Accumulated non-owner changes in equity:
   Accumulated unrealized gains on investments securities-net       288               149
   Accumulated foreign currency translation adjustments             (89)             (138)
   Derivatives qualifying as hedges                                   1                11
                                                             ---------------   ---------------
     Total accumulated non-owner changes in equity                  200                22

Preferred stock                                                     150               150
Common stock                                                          8                 8
Paid-in capital                                                   3,222             3,222
Retained earnings                                                 3,663             3,262
                                                             ----------------  ---------------
   Total stockholder's equity                                     7,243             6,664
                                                             ----------------  ---------------

Total liabilities and equity                                   $ 51,969          $ 51,786
                                                             ================  ===============

See Notes to Condensed, Consolidated Financial Statements.


                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                    Unaudited
(Dollars in millions)                                               Nine Months Ended
                                                                       September 30
                                                            ----------------------------------
                                                                  2003               2002
                                                            -----------------  ---------------
Cash flows from operating activities
Net earnings (loss)                                           $     407          $   (255)
Adjustments to reconcile net earnings (loss) to cash
   from operating activities:
    Claims and claim expenses                                      (379)              780
    Reinsurance recoverables                                        717               597
    Other operating activities                                      194              (313)
                                                             ----------------  ----------------
      Cash from operating activities                                939               809
                                                             ----------------  ----------------

Cash flows from investing activities
Fixed maturity securities available-for-sale:
   Purchases                                                    (16,207)           (10,408)
   Sales                                                         10,092             10,256
   Maturities                                                     2,760              1,943
Equity securities:
   Purchases                                                       (405)              (459)
   Sales                                                            538                442
Net sales (purchases) of short-term investments                   3,539             (2,056)
Net cash paid for acquisitions and in-force reinsurance
   transactions                                                       -                (25)
Other investing activities                                         (415)               402
                                                             ----------------  ---------------
   Cash from (used for) investing activities                        (98)                95
                                                             ----------------  ---------------

Cash flows from financing activities
Change in contract deposits                                         (51)               (20)
Net contract accumulation payments                                 (144)              (135)
Net procedes under related party credit facility                    642                259
Principal payments on short-term borrowings                         (80)              (156)
Proceeds from issuance of subsidiary preferred stock                  -                 70
Dividends paid                                                       (6)                (6)
                                                             ----------------  ---------------
   Cash from financing activities                                   361                 12
                                                             ----------------  ---------------

Effect of currency exchange rate changes on cash                    (40)              (160)
                                                             ----------------  ---------------

Increase in cash                                                  1,162                756
Cash at beginning of period                                         911                470
                                                             ----------------  ---------------
Cash at end of period                                         $   2,073          $   1,226
                                                             ================  ===============


See Notes to Condensed, Consolidated Financial Statements.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

              Notes to Condensed, Consolidated Financial Statements

                                   (Unaudited)

1. Principles of Consolidation - The accompanying condensed, consolidated quarterly financial statements of GE Global Insurance Holding Corporation ("GE Global Insurance") include the accounts and operations, after intercompany eliminations, of GE Global Insurance, Employers Reinsurance Corporation, GE Reinsurance Corporation, Medical Protective Corporation and CORE Insurance Holdings. These statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). GE Global Insurance is collectively referred to as "we", "us" or "our" in this document unless the context otherwise requires.

2. Interim Reporting Considerations - The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on a Saturday in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. Accounting Changes - We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities" on July 1, 2003. While FIN 46 represents a significant change in accounting principles governing consolidation, it does not change the economic or legal characteristics of asset sales. The adoption of FIN 46 did not have a material effect on our financial position, operating results or cash flows.

     In April 2003, the FASB finalized SFAS 133 Implementation Issue No. B36, Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments. In summary, the FASB determined that modified coinsurance arrangements where the ceding insurer withholds funds may include an embedded derivative that must be bifurcated from the host instrument if it is not clearly and closely related to such host instrument. This situation often arises when the interest rate on the funds held balance is linked to the actual performance of a specified pool of assets. This guidance is effective on the first day of the first fiscal quarter beginning after September 15, 2003. We continue to evaluate the effect that this guidance may have on our financial statements; however, based on preliminary analysis performed, we do not believe it will materially impact our financial position or future operating results.

4. Comprehensive Income - Changes in stockholder's equity that did not result directly from transactions with the share owner were as follows:

                                                                       Third Quarter Ended
     (Dollars in millions)                                                 September 30
                                                                -----------------------------------
                                                                       2003              2002
                                                                ----------------- -----------------

     Net earnings (loss)                                            $   150            $ (123)
     Net unrealized gains (losses) on investment securities            (353)              225
     Foreign currency translation adjustments                          (106)              (59)
     Derivatives qualifying as hedges                                    55                 7
                                                                ----------------- -----------------
        Total                                                       $  (254)          $    50
                                                                ================= =================

                                                                         Nine Months Ended
     (Dollars in millions)                                                  September 30
                                                                -----------------------------------
                                                                       2003              2002
                                                                ----------------- -----------------

     Net earnings (loss)                                              $ 407            $ (255)
     Net unrealized gains on investment securities                      139               302
     Foreign currency translation adjustments                            49                66
     Derivatives qualifying as hedges                                   (10)               20
                                                                ----------------- -----------------
        Total                                                         $ 585            $  133
                                                                ================= =================

5. Operating Segments - Our operating segment activity is summarized as follows:

                                                                        Third Quarter Ended
     (Dollars in millions)                                                  September 30
                                                                -----------------------------------
                                                                       2003              2002

                                                                ----------------- -----------------
     Revenues
     Property and Casualty                                            $ 2,010           $ 1,774
     Life                                                                 888               794
                                                                ----------------- -----------------
        Total revenues                                                $ 2,898           $ 2,568
                                                                ================= =================

     Earnings (loss) before income taxes
     Property and Casualty                                              $ 183            $ (237)
     Life                                                                  21                24
                                                                ----------------- -----------------
        Total earnings (loss) before income taxes                       $ 204            $ (213)
                                                                ================= =================


                                                                          Nine Months Ended
     (Dollars in millions)                                                   September 30
                                                                -----------------------------------
                                                                       2003              2002
                                                                ----------------- -----------------
     Revenues
     Property and Casualty                                            $ 6,061           $ 4,917
     Life                                                               2,599             2,038
                                                                ----------------- -----------------
        Total revenues                                                $ 8,660           $ 6,955
                                                                ================= =================

     Earnings (loss) before income taxes
     Property and Casualty                                              $ 476            $ (520)
     Life                                                                  90                81
                                                                ----------------- -----------------
        Total earnings (loss) before income taxes                       $ 566            $ (439)
                                                                ================= =================

6. Liability for Unpaid Claims and Claim Expenses - There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures, including latent claim issues (such as asbestos and environmental related coverage disputes) because of the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) because of lags in receiving current claims data. Because reinsurance protection is often provided on an "excess-of-loss" basis whereby the reinsurer is only obligated to pay losses in excess of pre-established limits, notification is required to be provided to the reinsurer only when the claim is assessed as having a reasonable possibility of exceeding the primary insurer's retention thresholds. This notification can often be years after the loss event was initially reported to the primary insurer.

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

7. Contingencies - During the second quarter of 2003, one of our reinsurance company subsidiaries received significant additional reported claims related to product liability coverage provided to a pharmaceutical-related entity. While this matter is in the very early stages, we believe there is evidence indicating that our ultimate liability, if any, will be considerably less than reported claims and have established reserves consistent with this belief. As of September 30, 2003, recorded reserves were approximately $75 million less than reported claim amounts.

     In connection with the events of September 11, 2001, we accrued a reinsurance recoverable of approximately $70 million under an arrangement with two retrocessionaires. During the third quarter of 2003, the retrocessionaires denied coverage on the grounds that they interpreted the underlying contracts to only provide coverage for natural events. We believe that there is compelling evidence supporting our position that such contracts also extended to certain unnatural events and have not adjusted the recorded reinsurance recoverable. We are currently considering whether to pursue binding arbitration or litigation to resolve this matter.

8. Subsequent Events - On October 24, 2003, we reached agreement to sell 95% of the common stock of ERC Life Reinsurance Corporation (ERC Life), one of our Life segment legal entities. Although the transaction is subject to regulatory approval, we expect to finalize the disposition prior to year-end. As of the anticipated closing date, total assets of ERC Life are expected to be approximately $1.4 billion.

     In order to facilitate the disposition of ERC Life, on October 23, 2003, we distributed 100% of the common stock of ERC Life's wholly-owned subsidiary, Employers Re Corporation (UK) Limited to Employers Reinsurance Corporation. We do not believe these transactions, as a whole, will have a material impact on 2003 net income.

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

THIRD QUARTER OF 2003 COMPARED WITH THIRD QUARTER OF 2002

Overview

Net earnings for the third quarter of 2003 were $150 million, which compares to a net loss of $123 million for the third quarter of 2002. The increase in net earnings principally resulted from significant improvement in current year underwriting results driven largely by the continued favorable pricing environment within the overall property and casualty industry and lower levels of adverse development related to prior year loss events. To a lesser extent, the improvement in profitability was also attributable to an increase in net investment income due principally to higher levels of invested assests. Partially offsetting these positive factors was a decrease in net realized gains on investments and on an increase in general operating costs and expenses.

Although the movement in certain foreign currency exchange rates during 2003 and 2002 had an impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. Specifically, most of the major European currencies strengthened relative to the U.S. dollar during the third quarter of 2003 as compared with the third quarter of 2002 and, accordingly, this has contributed to an increase in most of the individual revenue and expense line items in the accompanying earnings statement.

Our two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world utilizing our network of local offices. Our operating segment activity is summarized as follows:

                                                    Third Quarter Ended
(Dollars in millions)                                   September 30
                                              ----------------------------------
                                                   2003             2002
                                              ---------------  -----------------
Revenues
Property and Casualty                            $ 2,010           $1,774
Life                                                 888              794
                                              ---------------  -----------------
   Total revenues                                $ 2,898           $2,568
                                              ===============  =================

Earnings (loss) before income taxes
Property and Casualty                              $ 183           $ (237)
Life                                                  21               24
                                              ---------------  -----------------
   Total earnings (loss) before income taxes       $ 204           $ (213)
                                              ===============  =================

Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the third quarter of 2003, the property and casualty combined ratio was 103.4%, compared with 138.5% for the same period in 2002. The significant improvement in the 2003 third quarter combined ratio is primarily attributable to a decrease in the loss ratio, which reflects both the continued hardening of pricing within the overall property and casualty insurance industry and lower levels of prior-year adverse reserve development in 2003 compared with 2002. Earnings before income taxes from property and casualty operations increased $420 million to $183 million in the third quarter of 2003, principally as a result of the lower combined ratio discussed above and an increase in net investment income, partially offset by a decrease in net realized investment gains.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the quarter ended September 30, 2003, the life operations generated revenues and earnings before income taxes of $888 million and $21 million, respectively, compared with $794 million and $24 million, respectively, for the same period in 2002. The increase in revenues is principally related to volume growth in certain accident and health premiums and the impact of changes in foreign exchange rates applicable to the third quarter of 2003 versus the third quarter of 2002. Earnings decreased marginally due to a decrease in net realized gains on investments and a slight increase in general operating costs.

Operating Results

Net premiums written and net premiums earned increased $234 million or 10% and $361 million or 17%, respectively. This increase in premiums can be primarily attributed to the combination of: (1) Current Year Factors-- including the continued favorable pricing environment within the overall property and casualty industry, the impact of changes in foreign exchange rates and volume growth in certain business sectors, partially offset by decreases in other business sectors resulting from the adherence to stricter underwriting discipline and planned actions taken to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable; and (2) Prior Year Factors--increased levels of ceded premiums associated with adverse development related to prior year loss events.

Net investment income increased $39 million or 14% in 2003, principally as a result of higher levels of invested assets, somewhat offset by a slight decrease in overall yield. The increase in invested assets includes the impact of a $1.8 billion capital contribution received in the fourth quarter of 2002.

Net realized gains on investments decreased $90 million in 2003, primarily attributable to decreased opportunities for gains within the overall investment portfolio.

Other revenues increased $20 million in 2003, primarily attributable to improved operating results related to certain equity-method investments and higher levels of fee income.

Claims, claim expenses and policy benefits decreased $203 million or 10% in 2003, principally related to a lower overall loss to premium ratio resulting from the continued favorable pricing environment and lower levels of adverse reserve development related to prior year loss events, partially offset by the impact of changes in foreign exchange rates.

As we reported previously, during the fourth quarter of 2002, we reevaluated the recorded claim reserves for certain liability-related exposures in response to continued escalated levels of reported claims activity. Following this evaluation, we concluded that the accumulated data supported an increased estimate of the ultimate losses in several lines of business underwritten in 1997 through 2001. Following these adjustments, we continued to monitor reported claims activity for these lines of business. For certain lines of business, the 2003 to-date reported claims activity for prior accident years has continued to develop at a level exceeding our revised expectations. As a result, we made further upward adjustments of approximately $190 million to reflect increased estimates of ultimate losses in the third quarter of 2003. We will continue to monitor reported claims activity for all lines of business in the future and take necessary reserve actions--either to increase or decrease reserves--as our estimates mature.

Insurance acquisition costs increased $81 million or 18% in 2003, primarily attributable to the increase in net premiums earned discussed above.

Other operating costs and expenses increased $35 million or 19% in 2003, primarily resulting from an increase in both the number of employees and average salaries and related benefits costs coupled with the impact of changes in foreign currency exchange rates.

Provision for income taxes was $54 million for the third quarter of 2003 (an effective tax rate of 26.5%), compared with a benefit of $90 million for the third quarter of 2002 (an effective tax rate of 42.3%). In a pre-tax income quarter such as 2003, tax-exempt income reduces otherwise taxable income (resulting in a lower effective tax rate), while in a pre-tax loss quarter such as 2002, the existence of tax-exempt investment income serves to increase the otherwise taxable loss (resulting in a higher effective tax rate).

FIRST NINE MONTHS OF 2003 COMPARED WITH FIRST NINE MONTHS OF 2002

Overview

Net earnings for the first nine months of 2003 were $407 million, which compares to a net loss of $255 million for the first nine months of 2002. The increase in net earnings principally resulted from significant improvement in current year underwriting results driven largely by the continued favorable pricing environment within the overall property and casualty industry and lower levels of adverse development related to loss events. To a lesser extent, the improvement in profitability was also attibutable to an increase in net investment income, due principally to higher levels of invested assets. Partially offestting these positive factors was a decrease in net realized gains on investments and an increase in general operating costs and expenses.

Although the movement in certain foreign currency exchange rates during 2003 and 2002 had an impact on the individual revenue and expense categories, the overall impact on net earnings was not significant. Specifically, most of the major European currencies strengthened relative to the U.S. dollar during the first nine months of 2003 as compared with the first nine months of 2002 and, accordingly, this has contributed to an increase in most of the individual revenue and expense line items in the accompanying earnings statement.

Our two business segments are (1) property and casualty insurance/reinsurance and (2) life reinsurance. Business is conducted throughout the world utilizing our network of local offices. Our operating segment activity is summarized as follows:



(Dollars in millions)                               Nine Months Ended
                                                       September 30
                                              ----------------------------------
                                                    2003             2002
                                              ----------------  ----------------
Revenues
Property and Casualty                             $ 6,061          $ 4,917
Life                                                2,599            2,038
                                              ----------------  ----------------
   Total revenues                                 $ 8,660          $ 6,955
                                              ================  ================

Earnings (loss) before income taxes
Property and Casualty                              $  476           $ (520)
Life                                                   90               81
                                              ----------------  ----------------
   Total earnings (loss) before income taxes       $  566           $ (439)
                                              ================  ================

Typically, the underwriting performance of property and casualty business is measured in terms of a combined ratio and earnings before income taxes. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. For the first nine months of 2003, the property and casualty combined ratio was 103.1%, compared with 128.0% for the same period in 2002. The significant improvement in the 2003 combined ratio is primarily attributable to a decrease in the loss ratio, which reflects both the continued hardening of pricing within the overall property and casualty insurance industry and lower levels of prior-year adverse reserve development in 2003 compared with 2002. Earnings before income taxes from property and casualty operations increased $996 million to $476 million for the first nine months of 2003, principally as a result of the lower combined ratio discussed above and an increase in net investment income, partially offset by a decrease in net realized investment gains.

The life reinsurance segment typically measures performance based on revenues and earnings before income taxes. Revenues consist of net premiums earned, net investment income, net realized gains on investments and other revenues, including fees generated from investment-related life reinsurance products and financial reinsurance transactions. For the first nine months of 2003, the life reinsurance operations generated revenues and earnings before income taxes of $2,599 million and $90 million, respectively, compared with $2,038 million and $81 million, respectively, for the same period in 2002. The increase in revenues is principally related to the acquisition of a block of life reinsurance business in the third quarter of 2002 (the "AUL acquisition"), core volume growth in certain accident and health premiums and the impact of changes in foreign currency exchange rates applicable to the first nine months of 2003 versus the first nine months of 2002. The increase in earnings is also primarily attributable to these factors, except that the revenue growth resulting from changes in foreign currency exchange rates was largely negated by a corresponding increase in associated costs and expenses.

Operating Results

Net premiums written and net premiums earned increased $1,337 million or 22% and $1,661 million or 29%, respectively. This increase in premiums can be primarily attributed to the combination of: (1) Current Year Factors--including the continued favorable pricing environment within the overall property and casualty industry, additional premiums resulting from the AUL acquisition completed in the third quarter of 2002, the impact of changes in foreign currency exchange rates and volume growth in certain business sectors, partially offset by decreases in other business sectors resulting from the adherence to stricter underwriting discipline and intentional actions taken to exit certain product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit did not seem achievable; and (2) Prior Year Factors--increased levels of ceded premiums associated with adverse development related to prior year loss events.

Net investment income increased $79 million or 10% in 2003, principally as a result of higher levels of invested assets, somewhat offset by a slight decrease in overall yield. The increase in invested assets includes the impact of a $1.8 billion capital contribution received in the fourth quarter of 2002 and the AUL acquisition that occurred in the third quarter of 2002.

Net realized gains on investments decreased $65 million or 31% in 2003, primarily attributable to decreased opportunities for gains within the overall investment portfolio and a higher level of other-than-temporary impairment charges recognized in 2003 as compared to 2002.

Other revenues increased $30 million or 28% in 2003, primarily attributable to improved operating results related to certain equity-method investments and higher levels of fee income.

Claims, claim expenses and policy benefits increased $419 million or 8% in 2003, principally resulting from the AUL acquisition discussed above, the impact of changes in foreign currency exchange rates, and volume growth in certain business sectors, partially offset by lower levels of adverse reserve development related to prior year loss events.

As we reported previously, during the fourth quarter of 2002, we reevaluated the recorded claim reserves for certain liability-related exposures in response to continued escalated levels of reported claims activity. Following this evaluation, we concluded that the accumulated data supported an increased estimate of the ultimate losses in several lines of business underwritten in 1997 through 2001. Following these adjustments, we continued to monitor reported claims activity for these lines of business. For certain lines of business, the to-date reported claims activity for prior accident years has continued to develop at a level exceeding our revised expectations. In addition, we incorporated a more pessimistic view of the potential for individually significant losses on certain Product Liability and Directors & Officers exposures in the second quarter of this year. As a result, we made further upward adjustments of approximately $540 million to reflect increased estimates of ultimate losses in 2003. We will continue to monitor reported claims activity for all lines of business in the future and take necessary reserve actions--either to increase or decrease reserves--as our estimates mature.

Insurance acquisition costs increased $184 million or 14% in 2003, primarily attributable to the increase in net premiums earned discussed above.

Other operating costs and expenses increased $96 million or 18% in 2003, primarily resulting from: (1) an increase in both the number of employees and average salaries and related benefits costs; (2) the AUL acquisition discussed above; and (3) the impact of changes in foreign currency exchange rates.

Provision for income taxes was $159 million for the first nine months of 2003 (an effective tax rate of 28.1%), compared with a benefit of $184 million for the first nine months of 2002 (an effective tax rate of 41.9%). In a pre-tax income year such as 2003, tax-exempt income reduces otherwise taxable income (resulting in a lower effective tax rate), while in a pre-tax loss year such as 2002, the existence of tax-exempt investment income serves to increase the otherwise taxable loss (resulting in a higher effective tax rate).

Other Considerations

Investment portfolio

Our investment portfolio consists primarily of investment grade debt securities and was $27.2 billion, including gross unrealized gains and losses of $797 million and $257 million, respectively, at September 30, 2003, compared with $26.8 billion, including gross unrealized gains and losses of $558 million and $263 million, respectively, as of December 31, 2002. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeded fair value at September 30, 2003, approximately $55.0 million is at risk of being charged to earnings in the next 12 months.

Ratings action

During the quarter ended September 30, 2003, Standard & Poor's Ratings Services revised its rating on our senior debt securities to "A-" from "A". Concurrently, the financial strength rating and counterparty credit ratings on Employers Reinsurance Corp. (and affiliated non-life insurance/reinsurance entities), Employers Reassurance Corp. and ERC Life Reinsurance Corp. were revised to "A+" from "AA-". We do not believe these actions will materially affect our liquidity or capital resources or the ability to write future business.

Forward Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts as well as statements identified by words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" or words of similar meaning. These statements are based on our current beliefs or expectations and are inherently subject to significant uncertainties and changes in circumstances, many of which are beyond our control. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

Item 4.  Controls and Procedures

As of September 30, 2003, under direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2003, and (ii) no changes occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, such internal controls.

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

     Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges.

     Exhibit 31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.   Reports on Form 8-K.

A current report on Form 8-K was filed on September 3, 2003, under Item 5, reporting that Standard & Poor's Ratings Services revised its ratings for the Company and certain of its insurance subsidiaries.

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


                                   GE GLOBAL INSURANCE HOLDING CORPORATION
                                   ---------------------------------------
                                                 (Registrant)




Date:  October 31, 2003            By: /s/ William J. Steilen
                                     -------------------------------------------
                                     William J. Steilen
                                     Vice President and Controller
                                     (Principal Accounting Officer)