Form 10-K
period 2003-12-31
GE GLOBAL INSURANCE HOLDING CORP
filed 2004-03-02
CIK 947354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________

                         Commission file number 0-27394

                     GE Global Insurance Holding Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                    95-3435367
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

5200 Metcalf, Overland Park, Kansas       66202       (913) 676-5200
(Address of principal executive offices (Zip Code(Registrant's telephone number, including area code)

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

                                                           Name of eac
  Title of each class                             exchange on which registered
7% Notes Due February 15, 2026                        New York Stock Exchange



                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:

                               Title of each class
                    Common Stock, par value $5,000 per share

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

Indicate by check mark whether the registerant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes [x] No []

Aggregate market value of the voting stock held by non-affiliates of the registrant at last business day of the registerant is most recently completed second fiscal quarter. None.

At February 27, 2004, 1,600 shares of common stock with a par value of $5,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.



                                                                TABLE OF CONTENTS

                                                                                                               Page

PART I
   Item 1.    Business...........................................................................................2
   Item 2.    Properties........................................................................................11
   Item 3.    Legal Proceedings.................................................................................11
   Item 4.    Submission of Matters to a Vote of Security Holders...............................................12


PART II
   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.........................13
   Item 6.    Selected Financial Data...........................................................................13
   Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................14
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........................................20
   Item 8.    Financial Statements and Supplementary Data.......................................................20
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................20
   Item 9A.   Controls and Procedures ..........................................................................20


PART III
   Item 10.   Directors and Executive Officers of the Registrant................................................21
   Item 11.   Executive Compensation............................................................................21
   Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................21
   Item 13.   Certain Relationships and Related Transactions....................................................21
   Item 14.   Principal Accountant Fees and Services............................................................21


PART IV
   Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................22
   Signatures...................................................................................................60
   Certifications Pursuant to Exchange Act Rule 13(a)-14(a)/15(d)-14(a).........................................62
   Certification Pursuant to 18 U.S.C. Section 1350.............................................................64

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

Our principal executive offices are located at 5200 Metcalf, Overland Park, Kansas, 66202 (Telephone number (913) 676-5200).

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

The overall insurance/reinsurance industry has been impacted by a number of significant developments in recent years. These developments have included the impact of the September 11, 2001 terrorist attack in the United States and the resulting awakening as to the level of risks presented to the insurance/reinsurance industry by future terrorism-related activity. The gradual realization as to the level of price erosion on liability-related exposures underwritten in the 1997-2001 period and the decreasing interest rate environment have provided further industry challenges in recent years. After several years of deteriorating underwriting results and depleting surplus levels, the global insurance/reinsurance sector showed signs of recovery in 2003. Continuing legislative proposals as to asbestos and environmental related exposures (as well as broader measures dealing with general tort reform in the U.S.) and the impacts of the recently enacted U.S. Terrorism Risk Insurance Act ("TRIA") are matters that warrant close monitoring in the years to come.

General

Through our principal insurance and reinsurance company affiliates -- Employers Reinsurance Corporation, GE Reinsurance Corporation, the GE Frankona Group and the Medical Protective Corporation -- we write substantially all lines of reinsurance (where the insured party is another insurance company) and select lines of direct property and casualty insurance (where the insured party is a non-insurance company or an individual).

The reinsurance operations include the reinsurance of property and casualty risks written by more than 1,000 insurers around the world. Direct insurance operations are focused on niche lines of business, principally medical malpractice coverage for physicians and dentists, medical professional liability for hospitals, errors and omissions coverage for insurance agents and brokers, professional liability insurance for attorneys, excess indemnity for self-insurers of medical benefits and excess workers' compensation for self-insurers. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, certain health-related coverages and the provision of financial reinsurance to life insurers.

In our opinion, we compete in the reinsurance marketplace principally on the basis of our expertise, relationships, financial strength, price and creativity in developing customized solutions to customer needs. Within the direct insurance marketplace, we believe we compete principally on the basis of our product offerings, established relationships with customers and key distribution partners, price and ease of doing business.

Employers Reinsurance Corporation is one of the largest competitors in its marketplace. Our property and casualty reinsurance operations are ranked fifth in the world in terms of net premiums written and we compete with the world's largest reinsurers as well as dozens of smaller niche competitors. Our life reinsurance operations are ranked in the top four life reinsurers in the world and our direct insurance operations are ranked in the top fifteen in the United States.

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

Property and Casualty Insurance/Reinsurance Segment

Property and Casualty Reinsurance. Our largest product line, traditional property and casualty reinsurance, accounted for approximately 44% of our worldwide net premiums written in 2003. The premium volume in the property and casualty segment is derived principally from treaty agreements, which enables us to maintain lower operating costs because fewer personnel are required to administer treaty business than facultative business. Most of our casualty business is written on an excess-of-loss basis because it better enables us to control our exposure and impact pricing on business that has a relatively longer claim settlement pattern.

The property business is written on both an excess of loss and a proportional basis. Generally, we are the lead reinsurer for domestic programs in which we participate, enabling us to negotiate the terms of the reinsurance. We also act as the lead reinsurer on a portion of our international business.

The international property and casualty business services worldwide markets, including most European countries and countries in the Middle East, Far East and Latin America. For the year ended December 31, 2003, approximately 34% of our international net premiums written from property and casualty reinsurance were derived from property reinsurance, approximately 32% from casualty reinsurance and approximately 34% from aviation and marine reinsurance. Based on 2003 net premiums written, approximately 36% of the international property and casualty business was written on a direct basis, with the remainder written through brokers.

Healthcare and Commercial Insurance. A large and growing component of our overall property and casualty business is our Healthcare and Commercial product lines ("Commercial Insurance"), accounting for approximately 26% of our worldwide net premiums written in 2003. Commercial Insurance provides an array of direct property and casualty products for a diversified group of clients. The main markets for Commercial Insurance are hospitals (medical malpractice), dentists and doctors (medical malpractice), Fortune 3000 companies (property related), attorneys and insurance agents (general liability - E&O coverage), small business workers' compensation and other niche commercial markets (property, auto, general liability).

Life Reinsurance Segment

Life Reinsurance. We are engaged in the reinsurance of various life insurance products, including term, whole and universal life, annuities, group life, group and individual long-term health and disability products and provide financial reinsurance to life insurers. Based on net premiums written, life reinsurance accounted for approximately 30% of our worldwide business in 2003.

With respect to life reinsurance, we write mostly on a direct basis with primary insurers. The life reinsurance business consists principally of treaty business and is written generally on a pro-rata basis. The domestic life reinsurance business is written in every state in the United States. The international life reinsurance business services worldwide markets with an emphasis in Western Europe. For the year ended December 31, 2003, approximately 71% of our international life reinsurance net premiums written were for traditional life reinsurance, with the balance for health and disability reinsurance.

In the fourth quarter of 2003, we made some critical decisions to attempt to focus our life reinsurance business in those areas that we believe offer the greatest near-term return on equity prospects. Starting in 2004, we will not write new U.S. mortality business, and we will cease originating life & health business in Canada, Latin America and the Asia Pacific region. Also in the fourth quarter, we sold 95% of the stock in ERC Life, one of our U.S. domiciled life reinsurance entities. In 2003, ERC Life represented 7% of the net premiums written from our life reinsurance segment.

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

There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures, including latent claim issues (such as asbestos, environmental and other mass tort related coverage disputes) due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to lags in receiving current claims data. Because reinsurance protection is often provided on an "excess-of-loss" basis whereby the reinsurer is only obligated to pay losses in excess of pre-established limits, notification is only required to be provided to the reinsurer when the claim is assessed as having a reasonable possibility of exceeding the primary insurer's retention thresholds. This notification can often be years after the loss event was initially reported to the primary insurer.

We continually update loss estimates using both quantitative information from our reserving actuaries and qualitative information derived from other sources. While detailed analysis is performed quarterly to assess the overall adequacy of recorded claim reserves, more comprehensive evaluations are undertaken annually for the over 300 different reserve segments. These more comprehensive reviews were completed during the third and fourth quarters of 2003 using both reported and paid claims data from all major reserve segments, with specific additional emphasis focused on those lines of business in which recent reported claims activity differed significantly from anticipated levels.

The liability for claims and claim expenses includes two components: case reserves for reported claims and IBNR reserves (incurred but not reported) for unreported claims that are estimated to have occurred prior to the end of the respective accounting period. Case reserves are established by experienced professionals from our claims teams based on case-specific facts and circumstances and are updated continually as further information becomes available. Determining required IBNR reserves is a more complex and often more subjective process involving qualified actuaries familiar with the underlying exposures in the portfolio. In accordance with common insurance industry practice, the IBNR reserves include provision for development on known claims in addition to true late reported losses.

With respect to our primary insurance activities, our claims personnel establish a case reserve for the estimated amount of the ultimate payment when the claim is reported. The estimate reflects the informed judgment of the claims staff based on general insurance reserving practices and on the experience and knowledge regarding the nature and value of the specific type of claim. With respect to our reinsurance activities (as opposed to primary insurance activities), we typically establish a case reserve when we receive notice of a claim from the ceding company. Such reinsurance-related reserves are based on an independent evaluation by our claims departments, taking into consideration coverage, liability, severity of injury or damage, jurisdiction, an assessment of the ceding company's ability to evaluate and handle the claim and the amount of reserves recommended by the ceding company. For both primary and reinsurance business, recorded case reserves are adjusted periodically by our claims departments based on subsequent developments and audits of documentation supporting the underlying claims. We have reorganized our claim teams in recent years into integrated groups aligned with our business structure. In the course of this reorganization, the team recognized that best practices existed in many of the original claims teams. In order to leverage these best practices across the new claims organization, the Global Claims Team launched the Claims Six Sigma initiative. Claims Six Sigma has focused on establishing common processes in areas such as claims adjudication, subrogation, auditing, alternative dispute resolution and use of structured settlements.

In accordance with GAAP, we also maintain reserves for claims incurred but not reported ("IBNR"). Such reserves are established to provide for future case reserves and loss payments on incurred claims that have not yet been reported to an insurer or reinsurer. In calculating IBNR reserves, we use generally accepted actuarial reserving methadologies that take into account quantitative loss experience data, together with, where appropriate, qualitative factors. IBNR reserves are based on claim experience and are grouped both by class of business and by accident year or underwriting year. IBNR reserves are also adjusted to take into account certain additional factors--such as changes in the volume of business written, reinsurance contract terms and conditions, the mix of business, claims processing and inflation--that can be expected to affect our liability for claims over time.

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

The reserving actuaries select loss development factors based on prior year claim experience combined with external data where appropriate. The selected loss development factors are used to extrapolate future loss development in order to generate ultimate loss estimates driven by actual loss experience. While the LDF methods are statistically based, they also incorporate subjective interpretations of the underlying claim trends.

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

We apply the ELR and LDF reserving approaches to over 300 individual reserve segments, each possessing unique actuarial development patterns. However, these 300 reserve segments can generally be broadly assigned to property-related exposures or liability-related exposures. For property-related exposures, the insured "loss event" is normally readily apparent (e.g., losses due to fires, windstorms or vehicle accidents) and the related claims are generally received within a relatively short period following such event. Property claims involve relatively infrequent disputes as to coverage or determination of damages but, in such an event, the disputes are normally fully settled within a few years following the underlying event. As a result, the migration within our reserving process from reliance on ELRs to the more claims driven LDF approach happens quite quickly. Compared to property-related exposures, liability-related exposures are often significantly more complicated and routinely involve situations in which claims are identified and submitted many years after the occurrence of the insured "loss event" giving rise to such claims. As would be expected, these types of claims also involve a higher incidence of dispute as to coverage, interpretation of contract wording and fair compensation for damages. Consequently, it generally takes a number of years before a sufficient base of reported claims experience develops in order to support reliable LDF loss projections. Accordingly, we rely on ELRs within the reserving process much longer for liability-related exposures than for property-related exposures.

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

Reserve Development. The development of our net balance sheet property and casualty liabilities for unpaid claims and claim expenses for accident years 1993 through 2003 is summarized in the following table.

Net Liability. The first row of data shows the estimated net liability for unpaid claims and claim expenses at December 31 for each year from 1993 to 2003. The liability includes both case and IBNR reserves as of each year-end date, net of anticipated recoveries from other reinsurers. The rows immediately following the first row of data show cumulative paid data at December 31, as of one year, two years, . . . 10 years of subsequent payments.

Net Liability Re-estimated. The middle rows of data show the re-estimated amount for previously reported net liability based on experience as of the end of each subsequent calendar year's results. This estimate is changed, as more information becomes known about the underlying claims for individual years. The cumulative favorable (adverse) development shown in the table is the aggregate net change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. The amount in the line titled "Cumulative favorable (adverse) development," represents for each calendar year (the "Base Year") the aggregate change in (i) our original estimate of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year compared to (ii) our re-estimate as of December 31, 2003, of net liability for unpaid claims and claim expenses for all years prior to and including the Base Year. Favorable development means that the original estimate was greater than the re-estimate and adverse development means that the original estimate was less than the re-estimate.



                                           Changes in Historical Reserves for Unpaid Claims and Claim Expenses
                              For the Last Ten Years - GAAP Basis as of December 31, 2003 (Property & Casualty Operations)

                                                                    Year ended December 31,
                            --------- ---------- --------- --------- ---------- --------- --------- ---------- --------- ---------
(In millions)                 1993     1994     1995     1996     1997     1998      1999      2000       2001      2002    2003
                            ----------------------------------------------------------------------------------------------------

Net liability for unpaid
 claims and claim expenses $ 4,525  $ 5,071   $ 9,351  $ 9,458  $ 9,114  $12,495   $13,210   $12,202    $12,303   $15,140   $16,324
Cumulative paid as of:
One year later.......          949    1,115     1,964    1,949    2,176    2,867     4,811     4,758      4,798     4,947       ---
Two years later......        1,602    1,804     3,130    3,189    3,241    5,803     7,782     8,035      8,350       ---       ---
Three years later....        2,054    2,341     3,933    3,881    4,863    7,263     9,962    10,577        ---       ---       ---
Four years later.....        2,424    2,708     4,464    5,294    5,648    8,648    11,701       ---        ---       ---       ---
Five years later.....        2,690    2,988     5,686    5,919    6,245    9,537       ---       ---        ---       ---       ---
Six years later......        2,952    3,318     6,151    6,350    6,696      ---       ---       ---        ---       ---       ---
Seven years later....        3,181    3,540     6,488    6,642      ---      ---       ---       ---        ---       ---       ---
Eight years later....        3,353    3,771     6,741      ---      ---      ---       ---       ---        ---       ---       ---
Nine years later.....        3,534    3,948       ---      ---      ---      ---       ---       ---        ---       ---       ---
Ten years later......        3,641      ---       ---      ---      ---      ---       ---       ---        ---       ---       ---

Net liability re-estimated
   as of:
One year later.......      $ 4,612  $ 5,173   $ 9,192  $ 9,229  $ 9,179  $12,410   $13,749   $13,314    $16,341   $16,543       ---
Two years later......        4,656    5,313     8,959    9,127    8,655   12,115    14,504    16,798     17,438       ---       ---
Three years later....        4,793    5,256     8,907    8,549    8,453   11,987    17,001    17,710        ---       ---       ---
Four years later.....        4,747    5,155     8,392    8,252    8,601   13,708    17,471       ---        ---       ---       ---
Five years later.....        4,668    4,902     8,029    8,389    9,231   14,122       ---       ---        ---       ---       ---
Six years later......        4,487    4,804     8,180    8,707    9,474      ---       ---       ---        ---       ---       ---
Seven years later....        4,402    4,854     8,454    8,873      ---      ---       ---       ---        ---       ---       ---
Eight years later....        4,461    5,159     8,620      ---      ---      ---       ---       ---        ---       ---       ---
Nine years later.....        4,704    5,260       ---      ---      ---      ---       ---       ---        ---       ---       ---
Ten years later......        4,788      ---       ---      ---      ---      ---       ---       ---        ---       ---       ---
Cumulative favorable
   (adverse) development      (263)    (189)      731      585    (360)    (1,627)  (4,261)   (5,508)    (5,135)   (1,403)      ---
Effect of foreign exchange
   (1)                          29       11      (444)    (392)   (118)      (281)     (11)      959         882      548      ---
                              --------- ---------- --------- --------- ---------- --------- --------- ---------- --------- ---------
Cumulative favorable       $  (234) $  (178)  $   287  $   193 $  (478)   $(1,908)  $(4,307)  $(4,557)   $(4,264)  $  (863)  $  ---
   (adverse) development, excluding foreign exchange
                              ========= ========== ========= ========= ========== ========= ========= ========== ========= =========


                                 1994      1995       1996       1997     1998     1999       2000       2001      2002     2003
                               ----------------------------------------------------------------------------------------------------

Balance at December 31 - gross  $ 6,020  $ 11,145   $10,869   $10,936   $15,342   $17,435   $16,932    $20,882   $23,839   $24,226
Less reinsurance recoverables      (949)   (1,794)   (1,411)   (1,822)   (2,847)   (4,225)   (4,730)    (8,579)   (8,699)   (7,902)

                               ----------------------------------------------------------------------------------------------------
Balance at December 31, - net     5,071     9,351     9,458     9,114   12,495     13,210    12,202     12,303    15,140    16,324
                               ----------------------------------------------------------------------------------------------------
Latest re-estimated liability -   6,536    10,409    10,588    11,661    18,117     23,833   24,560     28,553    25,575       ---
gross
Less re-estimated reinsurance
   recoverables                  (1,276)   (1,789)   (1,715)   (2,187)    (3,995)   (6,362)  (6,850)   (11,115)   (9,032)      ---
                               ----------------------------------------------------------------------------------------------------
Latest re-estimated liability-    5,260     8,620      8,873    9,474     14,122    17,471   17,710     17,438    16,543       ---
 net                           ----------------------------------------------------------------------------------------------------
Gross cumulative development       (516)      736        281     (725)    (2,775)   (6,398)  (7,628)    (7,671)   (1,736)      ---
Effect of foreign exchange (1)        6      (540)      (466)    (130)      (389)       20    1,477      1,746       762       ---
                               ----------------------------------------------------------------------------------------------------
Gross cumulative development,   $  (510) $    196    $  (185) $  (855)  $ (3,164)  $(6,378) $(6,151)   $(5,925)  $  (974)      ---
   excluding foreign exchange   ====================================================================================================


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

The negative impacts of this price erosion on property-related exposures manifested itself within a few years due to the relatively short historical settlement period (i.e., the time between when an insured property loss occurs and the time it is fully settled) applicable to these types of coverages. Liability-related exposures, on the other hand, are often significantly more complicated and routinely involve situations in which claims are identified and submitted many years after the occurrence of the insured "loss event" giving rise to such claims. As a result, it took a number of years before we were able to obtain a clearer picture of the actual level of pricing insufficiency that existed for liability-related exposures from 1997 through 2001 underwriting years and reflect such realities in our recorded claim reserves.

During the fourth quarter of 2002, in response to continued escalation in reported claim activity and the resulting realization that the level of price erosion related to liability-related exposures underwritten in 1997 through 2001 were significantly greater than had been previously contemplated, we concluded that our best estimate of ultimate losses was higher in the range of reasonably possible loss scenarios than previously estimated. Accordingly, we recognized a fourth quarter pre-tax charge of approximately $2.5 billion to increase recorded reserves to reflect the revised indications of remaining liability. The significant components of this adverse development included hospital medical malpractice ($300 million), product liability ($300 million), professional liability ($250 million), umbrella liability ($200 million), workers compensation ($200 million), individual liability ($150 million) and asbestos-related exposures ($150 million). With amounts recognized in previous quarters of 2002, the overall 2002 pre-tax charge for adverse development related to our property and casualty operations amounted to approximately $3.7 billion.

In 2003, we observed our reported claims activity compared with our revised expected loss levels. In a majority of our lines of business, reported claims activity in 2003 was reasonably close to expected amounts. In a few lines--principally medical malpractice, product liability and certain director and officer related coverages--reported claim volumes exceeded our revised loss expectations. Accordingly, we increased our loss reserves to the newly-indicated ultimate levels in 2003, recording adverse development as shown in the preceding chart of $0.9 billion.

The significant indicated deficiencies reflected in the preceding table for the more recent accident years is primarily attributable to recognition during 2000-2003 of adverse development with respect to liability-related exposures underwritten during the 1997 through 2001 time frame. Also contributing to the indicated deficiencies were higher than expected industry-wide property loss projections related to the 1998 Hurricane Georges and certain European windstorms occurring in December 1999.

The reconciliation of our beginning and ending property and casualty reserves for unpaid claims and claim expenses on a GAAP basis is summarized as follows:

   (In millions)                                                              Year ended December 31,
                                                                  -------------------------------------------------
                                                                       2003              2002            2001
                                                                  ---------------- --------------- ----------------

   Balance at January 1 - gross                                   $     23,839       $   20,882      $   16,932
   Less reinsurance recoverables                                        (8,699)            (8,579)       (4,730)
                                                                  ---------------- --------------- ----------------
   Balance at January 1 - net                                           15,140            12,303         12,202
                                                                  ---------------- --------------- ----------------

   Claims and expenses incurred:
      Current year                                                       4,563              3,865         4,579
      Prior years                                                          897              3,568           811
                                                                  ---------------- --------------- ----------------
                                                                         5,460              7,433         5,390
                                                                  ---------------- --------------- ----------------

   Claims and expenses paid:
      Current year                                                        (471)             (472)          (761)
      Prior years                                                       (4,946)           (4,797)        (4,758)
                                                                  ---------------- --------------- ----------------
                                                                        (5,417)           (5,269)        (5,519)
                                                                  ---------------- --------------- ----------------
   Claim reserves related to acquired/contributed companies                378               285              -


   Foreign exchange and other                                              763               388            230
                                                                  ---------------- --------------- ----------------
   Balance at December 31 - net                                         16,324            15,140          12,303
   Add reinsurance recoverables                                          7,902             8,699           8,579
                                                                  ---------------- --------------- ----------------
   Balance at December 31 - gross                                 $     24,226          $ 23,839      $    20,882
                                                                  ================ =============== ================

The liabilities for claims and claim expenses in the preceding table include long-term disability claims and certain workers' compensation claims (limited to run-off business in a Bermuda-domiciled subsidiary) that are discounted at a 5% and 3% rate, respectively, for all years presented. As a result of this discount, total liabilities for claims and claim expenses have been reduced by an estimated 1% at December 31, 2003 and 2002. The accretion of discount is included in current operating results as part of the development of prior year liabilities. Discounts amortized as a percentage of claims, claim expenses and policy benefits were less than 1% for each of the years ended December 31, 2003, 2002 and 2001.

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

The three-year development of claims and claim expense reserves associated with our asbestos and environmental claims, including case and IBNR reserves, is summarized as follows:

                                                                            Year ended December 31,
                                                                  --------------------------------------------
   (In millions)                                                      2003           2002           2001
                                                                  -------------- -------------- --------------
   Balance at January 1 - gross                                     $     943      $     786      $     829
   Less reinsurance recoverables                                         (287)          (165)          (183)
                                                                  -------------- -------------- --------------
   Balance at January 1 - net                                             656            621            646

   Claims and expenses incurred                                            43            121             23
   Claims and expenses paid                                              (107)           (86)           (48)
                                                                  -------------- -------------- --------------

   Balance at December 31 - net                                           592            656            621
   Add reinsurance recoverables                                           345            287            165
                                                                  -------------- -------------- --------------
   Balance at December 31 - gross                                   $     937      $     943      $     786
                                                                  ============== ============== ==============

                                        9

The amounts in the preceding table represent our best estimate, based on currently available information, of claims and claim expense payments and recoveries for asbestos and environmental exposures that are expected to develop in future years. In connection with comprehensive reserve reviews completed in the third and fourth quarter of 2003, we again benchmarked our recorded asbestos-related reserves against certain of our industry competitors having similar exposures. The most common benchmarking approach involves the comparison of what are referred to as "survival ratios." A survival ratio is a measure of the number of years it would take to exhaust recorded asbestos reserves based on recent payment activity. This ratio is derived by taking the current ending reserves and dividing it by the average annual payments for the most recent three to five years (generally excluding large one-time settlements such as those involving a commutation of a block of business). In 2002, the decision to adjust reserves to reflect a 12-year survival ratio resulted in an approximately $150 million pre-tax charge, which was a component of the overall $2.5 billion charge taken for adverse development in the fourth quarter of that year.

We actively monitor evolving case law and its effect on asbestos and environmental related illness claims and have implemented an active commutation program to lessen these exposures. While we have recorded our best estimate of liabilities for asbestos and environmental related illness claims based on currently available information, it is possible that additional liabilities may arise in the future. There are many factors that may significantly affect our asbestos and environmental related claim development and the resulting liability for those claims. Among these factors are changing domestic and foreign government regulations and legislation (including continuing congressional consideration of federal Fair Act and Superfund legislation), newly reported claims, and new contract interpretations. It is not possible to estimate with any certainty the amount of additional net claims and claim expenses, or the range of net claims and claim expenses, if any, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect our results of operations, financial position or cash flows.

Other Mass Tort Exposures. In addition to asbestos and environmental risks, we also have exposures to other mass torts involving primarily liability issues such as tobacco products, gun manufacturers, silicone breast implants and the impacts of household mold. Of recent concern is the increase in class-action litigation surrounding pharmaceutical-related products. We attempt to closely monitor legal developments pertaining to such issues and establish specific reserves (including the cost of related litigation) for individual actions when such legal proceedings have progressed to the point indicating that some level of liability is likely and we can reasonably estimate such liability. Additionally, we have established amounts to cover additional exposures on both known and unasserted claims. We believe the recorded reserves represent our best estimate of ultimate liability based on information known to date; however, there remains the risk that such exposures could develop unfavorably in future years.

Regulatory Matters

GE Global Insurance and its U.S. domiciled insurance subsidiaries are subject to regulation under the insurance statutes, including insurance holding company statutes, of various states, including Missouri, Kansas, Illinois, Indiana and Vermont, the domiciliary states of our principal domestic insurance company subsidiaries. Our international businesses (principally the "GE Frankona Re Group") are subject to regulation under insurance statutes of various foreign countries in which they are domiciled or write business.

General. The regulation and supervision to which our businesses are subject relate primarily to licensing requirements of insurers/reinsurers, the standards of solvency that must be met and maintained, the amount of dividends that may be paid by such businesses, the nature of and limitations on investments, restrictions on the size of risks that may be insured or reinsured, deposits of securities for the benefit of ceding companies, periodic examinations of the financial condition and affairs, the form and content of financial statements required to be filed with regulatory authorities and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders, rather than security holders of the regulated reinsurer. We believe that our businesses are in material compliance with all applicable laws and regulations pertaining to our business and operations as of December 31, 2003.


U.S. Insurance Regulation. U.S. property & casualty and life & health insurers, including reinsurers, are subject to regulation by their states of domicile and by those states in which they are licensed. The rates and policy terms of primary insurance policies generally are closely regulated by state insurance departments. While reinsurance is not regulated as closely as primary insurance, some states do impose control over certain terms and conditions of reinsurance agreements by virtue of their authority to grant or deny credit for ceded reinsurance by its domiciled
                                        10
primary insurers. In addition, as a practical matter, the rates permitted to be charged by primary insurers can have an effect on the rates that are charged by reinsurers.

Each of the U.S. domiciliary state regulators have adopted the NAIC minimum risk-based capital requirements, which are used by regulators to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Each of our U.S. insurance company subsidiaries exceeded the minimum risk-based capital requirements at December 31, 2003.

International  Regulations.  The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Licenses issued by foreign authorities to the GE Frankona Re Group are subject to modification or revocation by such authorities, and such businesses could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, the GE Frankona Re Group has been allowed to modify their operations to conform with new licensing requirements in all jurisdictions that are material to our international operations. In addition to licensing requirements, the GE Frankona Re Group is regulated in various jurisdictions with respect to, among other things, currency, policy language and terms, methods of accounting and auditing, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Regulations governing constitution of technical reserves (including equalization reserves) in some countries could hinder the remittance of profits and repatriation of assets and the payment of dividends; however, we do not believe that these regulations will have a material impact on the GE Frankona Re Group's future operations.

Effective January 1, 2001, certain of our international businesses (licensed in the European Union ("EU") member states) were required to comply with the EU Directive on Supplementary Supervision of Insurance Undertakings in an Insurance Group. This directive is designed to address solvency issues for groups of insurance companies and supplements the solvency tests historically performed on individual insurance companies. The primary objective of this directive is to assess the overall capital available to the group, rather than on an individual company basis, and identify potential risks. At December 31, 2003, our international insurance company businesses that are subject to the EU Directives are in compliance with such, on both an individual and group basis.

Dividends by Subsidiaries. Because the operations of GE Global Insurance are conducted primarily through regulated insurance companies, it is dependent upon dividends, tax allocation and other payments from these regulated subsidiaries in order to service its debt and meet its other obligations. The payment of dividends and other payments to us by our U.S. domiciled insurance/reinsurance subsidiaries are subject to limitations imposed by the applicable state
Insurance Codes. The maximum amount available for the payment of dividends during 2004 by our U.S. domiciled regulated insurance companies without prior regulatory approval is $576 million. Certain restrictions also exist with respect to the payment of dividends by our foreign domiciled subsidiaries. No prediction can be made as to whether any legislative proposals relating to dividend rules will be made, whether any such legislative proposal will be adopted in the future, or the effect, if any, any such proposal would have on us.

Item 2.  Properties.

We conduct business from various facilities, most of which are leased. In addition, we own our administrative offices in Fort Wayne, Indiana and Munich, Germany.

Item 3.  Legal Proceedings.

There are no pending legal proceedings beyond the ordinary course of business that, in our opinion, based on information available at the date of this report, would have a material adverse effect on our consolidated results of operations or financial condition, except as noted in the following paragraphs.

As a result of the September 11, 2001 terrorist attack, the World Trade Center complex in New York City ("WTC") was destroyed. Industrial Risk Insurers ("IRI"), an affiliate of ERC, was one of the primary insurers of the WTC with a policy limit of $237 million. The principal lessee of the WTC is alleging that the damage to (i.e., the loss of) each of the "twin towers" was a separate occurrence, requiring payment of up to two times the policy limits. It is the contention of all insurers of the WTC that the policies were written in such a way that the loss constituted one occurrence. Suit has been filed by the insured in the United States District Court in New York seeking a declaratory judgment on this question. IRI is a party to this suit, as are several of ERC's reinsureds. Both IRI and ERC have retrocessional coverage on their exposure to WTC losses covering a portion of losses incurred. We believe there is compelling support for the contention that the loss constituted a single occurrence and we are prepared to defend this position vigorously. We have established claim reserves on this basis. In addition, we have provided reinsurance coverage to various other primary insurers of the WTC and if it is ultimately determined that the loss of each of the WTC towers constitutes a separate insured event, we may incur some level of additional claims as a result of this reinsurance coverage. We believe that our maximum exposure resulting from an unfavorable outcome to this matter is approximately $300 million.

In February 2004, the first phase of a three-part trial to determine the amount of property insurance coverage available as a result of the September 11, 2001 terrorist attack on the World Trade Center complex began in New York City. Phase I of the trial is limited to the issue of whether the parties agreed to bind coverage under the policy form originally provided by the insured's broker. IRI is clearly bound under its own policy language, and therefore IRI is not an active participant in Phase I. IRI will be actively involved in Phase II (number of occurrences) and Phase III (damages). Resolution of all three phases of the trial is expected in 2004.

ERC is in dispute with an insured involving approximately (pound)100 million of coverage. To date, ERC has made payments totaling approximately (pound)25 million under a reservation of rights but has refused to pay anything further. ERC is contesting liability based on the manner in which claims are computed and is engaged in arbitration to settle the dispute. We are in the process of discovery with proceedings expected to begin in the third quarter of 2004. ERC has not posted additional reserves to cover amounts not paid to date.

ERC filed suit against a cedant seeking damages and rescission of a reinsurance contract covering non-standard auto insurance assumed by ERC. ERC asserts several legal theories to support its claims, including misrepresentation and negligence. The cedant filed a counterclaim asserting breach of contract and asserted that ERC's actions have, among other things, impacted its financial status. The cedant alleges the total amount due under the reinsurance contract could reach approximately $150 million. The case is in discovery and trial is expected in late 2004. We intend to pursue this matter vigorously.

In connection with the September 11, 2001 terrorist attack, we accrued a reinsurance recoverable of approximately $70 million under an arrangement with two retrocessionaires. During 2003, the retrocessionaires denied coverage on the grounds that they interpreted the underlying contracts to only provide coverage for natural events. We believe that there is compelling evidence supporting our position that such contracts also extended to certain other than natural events and have not adjusted the recorded reinsurance recoverable. We intend to pursue either binding arbitration or litigation to resolve this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not required by this form.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

All of the common stock of GE Global Insurance, its sole class of common equity on the date hereof, is owned by GE Capital Services. Accordingly, there is no public trading market for GE Global Insurance's common equity.

Item 6.  Selected Financial Data.

Not required by this form.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Our net premiums written and net premiums earned increased $1,837 million (23%) and $2,214 million (28%), respectively, in 2003. Direct and assumed premiums earned grew $802 million principally as a result of the continued favorable pricing environment within the overall property and casualty insurance/reinsurance industry and, to a lesser degree, core volume growth in certain European health insurance products. Also contributing to the growth in premiums was the impact of foreign currency exchange rates as a result of the significant weakening of the U.S. dollar against most European currencies in 2003. Somewhat offsetting the growth from these factors was the loss of certain business as a result of our continued application of discipline in underwriting activities by rejecting risks that either fail to meet our established standards of price or terms and conditions, or that involve risks for which sufficient historical data do not exist to permit us to make a satisfactory evaluation. For risks that pass our criteria, we have sought to retain or even judiciously expand our business. On the other hand, we have curtailed or exited business in particular channels (both property/casualty and accident/health) when expected returns do not appear to justify the risks. Incorporated into these evaluations are realistic expectations of investment returns in the current low interest rate environment and the resulting understanding that greater levels of underwriting profits will be required in order to meet desired levels of profitability in the foreseeable future. As a recent example, in the fourth quarter of 2003, we announced our intent to cease underwriting U.S. mortality business and all life and health business in Canada, Latin America and the Asia Pacific region in order to focus on lines of business that we believe offer the potential for higher investment returns. Also contributing to the increase in net premiums earned was a decline in ceded reinsurance premiums of $1,412 million, primarily due to a decrease in contingently payable premiums resulting from lower levels of adverse development on prior year loss events in 2003 as compared to 2002.

In 2003, our total revenues increased $2,345 (25%), primarily due to the increase in net premiums earned discussed above. Also contributing to the revenue growth was a $131 million (12%) increase in net investment income, which resulted principally from an increase in average invested assets. The slight decrease in net realized gains on investments ($17 million or 7%) was fully offset by a $17 million increase in other revenues.

During 2003, we generated $656 million of net earnings, which compares to a net loss of $1,733 million in 2002. The principal factors contributing to this dramatic increase in profitability include: (1) a significant improvement in underwriting results driven by the combination of the current favorable industry pricing environment, continued commitment to established underwriting discipline, lower levels of adverse development related to prior year loss events and the lower than average occurrence of catastrophic-type loss events in 2003; (2) an after-tax gain of $153 million on the sale of ERC Life; and (3) the $131 million increase in net investment income discussed above. Partially offsetting these factors was a modest increase ($35 million or 6%) in other operating costs and expenses. While the sale of ERC Life generated a $116 million pre-tax loss, this loss was more than offset by associated tax benefits resulting from ERC Life's tax basis being substantially in excess of its book basis.

The significant 2002 net loss was largely attributable to the fourth quarter 2002 decision to strengthen reserves by $2.5 billion ($1.6 billion after-tax) across a large portion of our liability-related exposures underwritten in 1997 through 2001. With the amounts recognized in the first three quarters of 2002, the total pre-tax charge for adverse development amounted to $3.7 billion ($2.4 billion after tax). In 2003, we continued to monitor our reported claims activity compared with our revised expected loss levels. In a majority of lines of business, reported claims activity in 2003 was reasonably close to expected amounts. In a few lines--principally medical malpractice, product liability and certain director and officer related coverages--reported claims volumes exceeded our revised loss expectations. Accordingly, we increased our loss reserves to the newly-indicated ultimate levels in 2003, recording adverse development of $0.9 billion.

See the section titled "Property and Casualty Reserves for Unpaid Claims and Claim Expenses" on pages 4-6 and Note 6 to our consolidated financial statements for a more detailed discussion of the general approach we follow in establishing and adjusting claim-related reserves.

Insurance loss provisions are based on the best available estimates at a given time. As described on pages 18-19 under the caption "Insurance Liabilities and Reserves," these estimates will be adjusted in the future as required.

Retrocession Activities

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

During each of the years in the three-year period ended December 31, 2003, we entered into aggregate excess-of-loss reinsurance treaties providing coverage when company-wide accident year loss ratios exceed the attachment point specified in the respective contracts. In general, the terms of these aggregate treaties require the payment of an initial premium to our reinsurers upon inception of the contract. On these contracts, we also pay additional contingent premiums when we incur losses that are subject to recovery under the treaty. Alternatively, certain contracts allow for the required additional contingent premiums to be paid to our reinsurers (plus financing charges) when we settle the related losses and loss expenses (often many years after the incurred date). Other than the referenced contingent premiums paid or accrued at the time a claim for recovery is recognized (plus financing costs, if applicable), we are not obligated to pay any additional future premiums under the terms of these aggregate treaties. Although we do not intend to renew this coverage in 2004, the total financing charges related to our 2001 and prior aggregate excess-of-loss contracts are estimated to be approximately $125 million in 2004.

During 1999 through 2001, accident year loss ratios exceeded the attachment point specified in our aggregate excess-of-loss reinsurance contracts and, accordingly, we have accrued for the expected recovery on an undiscounted basis (consistent with our establishment of the related undiscounted reserves--a GAAP requirement). Additionally, during 2002, 2001 and 2000, the recognition of adverse development related to prior year loss events resulted in additional recoveries being accrued under the aggregate contracts. As of December 31, 2002, the coverage under the 1999, 2000 and 2001 aggregate contracts had been substantially exhausted. No claim is currently anticipated with respect to the 2002 and 2003 aggregate contracts as the accident year losses and loss expenses recognized to date are less than the attachment points specified in those contracts. The additional 2003 ceded losses reflected in the chart below resulted from updating certain estimates related to the 1999 and 2000 aggregate contracts. The impact of these aggregate contracts on our reported operating results for 2003, 2002 and 2001 was as follows:

   (In millions)                                                Year Ended December 31,
                                                        -----------------------------------------
                                                               2003          2002          2001
                                                        ------------- ------------- -------------
   Ceded written and earned premiums, net of ceding       $      (9)    $    (364)    $    (723)
      commission
   Additional ceded premiums representing finance
      charges on deferred premium payments                     (130)         (143)         (115)
   Ceded incurred losses and loss adjustment expenses            72           336         1,490
                                                        ------------- ------------- -------------
   Net pre-tax benefit (cost)                             $     (67)    $    (171)    $     652
                                                        ============= ============= =============

Our insurance company businesses remain liable to their policyholders if the reinsurers they cede to are unable to meet their contractual obligations under the applicable reinsurance agreements. To minimize our exposure to significant losses from reinsurance insolvencies, we routinely evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Of the $9.6 billion of consolidated reinsurance recoverables at December 31, 2003, approximately 36% is due from 4 specific retrocessionaires, primarily in connection with our aggregate excess-of- loss retrocession program. All of these retrocessionaires are large, highly rated reinsurance entities or members of similarly rated reinsurance groups. At this time, we do not anticipate that any significant portion of recorded reinsurance recoverables will be uncollectible.

Exchange Rate and Interest Rate Risks

Exchange   rate  and  interest   rate  risks  are  managed  with  a  variety  of
straightforward techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities.

Following is an analysis of the potential effects of changes in currency exchange and interest rates using so-called "shock" tests that model effects of shifts in rates. These are not forecasts.

o If, on January 1, 2004, interest rates had increased 100 basis points across the yield curve (a "parallel shift" in the yield curve) and that increase remained in place for 2004, we estimate, based on our year-end 2003 portfolio and holding everything else constant, that the effect on our 2004 net earnings would be insignificant.

o If, on January 1, 2004, currency exchange rates were to decline by 10% against the U.S. dollar and that decline remained in place for 2004, we estimate, based on our year-end 2003 portfolio and holding everything else constant, that the effect on our 2004 net earnings would be insignificant.

Cash Requirements

Achieving optimal returns on cash often involves making long-term commitments. U.S. Securities and Exchange Commission (SEC) regulations require that we present our contractual obligations, and we have done so in the table that follows. However, our future cash flow prospects cannot reasonably be assessed based on such obligations--the most significant factor affecting our future cash flows is our ability to earn and collect cash from customers. Future cash outflows, whether they are contractual obligations or not, will vary based on our future needs. While some such outflows are completely fixed (for example, commitments to repay principal and interest on fixed-rate borrowings), most depend on future events (for example, payout pattern on reserves which have been incurred but not reported). Further, normal operations involve significant expenditures that are not based on "commitments," for example, expenditures for income taxes or for payroll. As defined by reporting regulations, our contractual obligations as of December 31, 2003, follow:

   (In millions)                               Total          2004       2005-2006     2007-2008        2009
                                                                                                     Thereafter
                                            ------------- ------------- ------------- ------------- -------------
   Borrowings (Note 9)                        $   3,951     $     121     $     242     $     242     $   3,346
   Operating lease obligations (Note 14)            200            33            57            38            72
   Purchase obligations (a)                           9             9             -             -             -
   Insurance liabilities (Note 6) (b)             6,032           615           961           718         3,738
   Other liabilities (c)                          1,731           604           334           334           459


     (a) Includes capital expenditures, ordinary course of business purchase orders and other commitments.
     (b) Includes guaranteed investment contracts, structured settlements and single premium immediate annuities based on scheduled payouts, as well as those contracts with readily determinable cash flows such as workers' compensation tabular indemnity and long-term disability claims.
     (c) Due to the indeterminate nature of their cash outflows, certain categories of other noncurrent liabilities are not presented in the above table. These include deferred taxes, fair values of financial instruments and other sundry items. Refer to notes 7 and 15 for further information on these items.

Other matters that provide additional context for considering our liquidity position are discussed below.

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

Liquidity and Capital Resources

GE Global Insurance's ability to meet future obligations, including debt service and operating expenses, and to pay dividends to its shareholder, depends primarily upon the receipt of sufficient funds from its insurance businesses. The payment of dividends by our U.S. domiciled subsidiaries is subject to restrictions set forth in the insurance laws of their respective states of domicile as well as other restrictions. The payment of dividends by our foreign domiciled insurance companies is dependent on the laws and regulations of the countries in which they are located and operate. Historically, our liquidity requirements have been met by funds provided from operations and from the maturity and sales of investments. In the recent past (such as in 2002 in response to the significant fourth quarter charge taken for adverse development and in 2001 in response to the events of September 11), capital contributions from our ultimate parent--GE Company--have been a liquidity source. However, there are no contractual capital support agreements in place and, accordingly, there can be no assurances as to the level of any future capital contributions.

Cash flows from operating activities, which consist primarily of premiums collected during the period (net of related acquisition costs) and payments made for claims and claim expenses, decreased $915 million in 2003, principally as a result of an increase in claim payments in 2003 attributable to both significant payments made in connection with the events of September 11, 2001 and a general increase in reported claims activity experienced in recent periods. Cash flows used in investing activities decreased $2.4 billion in 2003, primarily due to lower levels of operating and financing cash flows available for investment, offset slightly by the cash proceeds from the sale of ERC Life. Cash flows from financing activities decreased $1.3 billion in 2003, primarily attributable to the lack of a current year counterpart to the $1.8 billion capital contribution received in 2002, partially offset by cash receipts from a related party credit facility. The $1.8 billion capital contribution received in 2002 was made to replenish capital sufficient to cover the after-tax impact of the $2.5 billion charge taken in the fourth quarter to strengthen prior year claim reserves.

In connection with the 2002 $1.8 billion capital contribution and other transactions, we transferred our international property and casualty businesses from ERC Life to GE Investments, Inc. ("GEII"), and following those transactions, we own all the outstanding shares of Class C common stock of GEII. The Class C stock is intended to reflect the value and the financial performance of the transferred businesses. Because GE Company has delegated control of the transferred businesses to us, we continue to consolidate the financial results of those businesses with our results. Our Class C shares represent less than 20% of the outstanding common stock of GEII. The following table provides summary balance sheet information of the transferred businesses as of December 31, 2003 and 2002:

   (In millions)
                                                        2003            2002
                                                    -------------- ---------------
   Assets
   Total investments                                  $   8,898      $   5,535
   Reinsurance recoverables                               4,396          5,723
   Premiums receivable                                    2,483          2,360
   Other assets                                           4,000          3,150
                                                    -------------- ---------------
                                                      $  19,777      $  16,768
                                                    ============== ===============

   Liabilities and Equity
   Claims and claim expenses                          $  10,002      $  10,901
   Other liabilities                                      5,669          3,428
   Equity                                                 4,106          2,439
                                                    -------------- ---------------
                                                      $  19,777      $  16,768
                                                    ============== ===============

We have a one-year $600 million revolving credit agreement in place with GE Capital Services which enables us to borrow from GE Capital Services at an interest rate per annum equal to GE Capital Services' cost of funds for a one year period. The agreement is automatically extended for successive terms of one year each unless terminated in accordance with terms of the agreement. The total amount outstanding on this credit facility, including accrued interest payable, was $111 million and $190 million as of December 31, 2003 and 2002, respectively.

We, along with GE Capital Corporation, are participants in a revolving credit agreement that involves an international cash pooling arrangement on behalf of certain of our European affiliates. In such roles, either participant may make short-term loans to the other as part of the cash pooling arrangement. Each such borrowing shall be repayable upon demand, but not to exceed 364 days. This unsecured line of credit has an interest rate per annum equal to GE Capital Services' cost of funds for the currency in which such borrowing is denominated. This credit facility has a current expiration date of August 26, 2004, but is automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. We had a net payable of $103 million under this credit facility at December 31, 2003 and a net receivable of $459 million at December 31, 2002.

We entered into a one year $250 million letter of credit facility on December 30, 2003 with a syndicate of banks lead by Sun Trust Bank as the issuing bank. The facility is fully allocated to provide collateral with respect to amounts due from foreign reinsurers to prevent a reduction in statutory capital in certain of our domestic insurance subsidiaries.

During 2003, certain external credit rating agencies announced actions with respect to GE Global Insurance and its businesses. Standard's & Poor's Rating Services revised its rating on our senior debt securities from "A" to "A-". Concurrently, the financial strength rating and counterparty credit ratings on Employers Reinsurance Corporation (and affiliated non-life insurance/reinsurance entities) and Employers Reassurance Corporation were revised from "AA" to "A+". Additionally, AM Best Company revised the financial strength ratings of Employers Reassurance Corporation from "A+" to "A". These actions are consistent with actions and announcements throughout the insurance/reinsurance industry. We do not believe these actions will materially affect our liquidity or capital resources or the ability to write future business.

Cyclicality

The property and casualty reinsurance industry historically has been highly cyclical. Underwriting results of primary property and casualty insurance companies and prevailing general economic and reinsurance premium rates significantly influences demand for reinsurance. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including changes in what we believe to be the propensity of courts to grant large awards, natural disasters and other catastrophic events (such as hurricanes, windstorms, earthquakes, floods, fires and, as experienced in 2001, intentional events such as terrorist acts), fluctuations in interest rates and other changes in the investment environment which affect inflationary pressures that may tend to affect the size of losses experienced by ceding primary insurance companies.

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

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Insurance liabilities and reserves differ for short and long-duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as term and whole life insurance policies) also is based on approved actuarial methodologies that include assumptions about mortality morbidity, lapse rates and future yield on related investments. Historical insurance industry experience indicates that a greater degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts than exists for long-duration mortality exposures. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time--often many years--that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting lags in receiving current claims data. Benefit-related insurance liabilities totaled $31.6 billion at year-end 2003. Of that total, approximately $25.3 billion ($16.5 billion net of reinsurance recoverables) related to unpaid claims and claims adjustment expenses under short-duration insurance contracts.

We continually evaluate the potential for changes in loss estimates with the support of qualified reserving actuaries and use the results of these evaluations both to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. For actuarial analysis purposes, reported and paid claims activity is segregated into several hundred reserving segments, each having differing historical settlement trends. A variety of actuarial methodologies are then applied to the underlying data for each of these reserving segments in arriving at an estimated range of "reasonably possible" loss scenarios. Factors such as line of business, length of historical settlement pattern, recent changes in underwriting standards and unusual trends in reported claims activity will generally affect which actuarial methodologies are given more weight for purposes of determining the "best estimate" of ultimate losses in a particular reserving segment. As discussed in the insurance section on pages 8-10 and in
Note 6 to our consolidated financial statements, reported claims activity related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has performed much worse than we anticipated. This trend was considered in the actuarial reserve study completed in the fourth quarter of 2002, resulting in a significant increase in recorded reserves. Following these actions, we have continued to monitor reported claims volumes relative to our revised expected loss levels. While for the majority of our lines of business, reported claims activity in 2003 was reasonably close to expected amounts, for certain lines of business, the reported claims volumes exceeded our revised loss expectations. In response to this new data, we further increased our loss reserves in 2003. Actuarial reserve studies and recorded reserves continue to be updated accordingly.

Impairment of investment securities results in a charge to operations when a market decline below cost is considered other than temporary. We regularly review investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, our ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Our investment securities amounted to $29.0 billion at year-end 2003. Gross unrealized gains and losses included in that carrying amount related to debt securities were $704 million and $177 million, respectively. Gross unrealized gains and losses on equity securities were $31 million and $40 million, respectively. Of securities with unrealized losses at year-end 2003, and based on application of our accounting policy for impairment, approximately $40 million of portfolio value is at risk of being charged to earnings in 2004. We actively perform comprehensive market research and analysis and monitor market conditions to identify potential impairments. Further information is provided in Notes 2 and 4 to our consolidated financial statements.

Losses on uncollectible premium receivables and reinsurance recoverables are recognized when they are incurred. The nature of our operations is such that we generally expect to receive amounts due and our historical charge-off ratio is relatively low. As a result, our general reserving approach is to only establish reserves for specifically identified disputes or collection issues. In establishing required allowances, we give consideration to relevant observable data as to the nature of the dispute, the overall financial health of the customer, collateral value (such as letters of credit and funds held balances) and legal right-of-offset of related claim liabilities. Exposure to losses on uncollectible premium receivables and reinsurance recoverables at year-end 2003 was approximately $13.6 billion, against which an allowance for losses of $124 million was provided. Further information is provided in Notes 2, 6 and 10 to our consolidated financial statements. While losses depend to a large degree on future economic conditions (including the impact of future claims experience), we do not anticipate significant receivable write-offs in 2004.

Projections of future cash flows are required in order to both perform impairment testing for some asset categories and to properly account for certain reinsurance arrangements. The more significant asset categories requiring routine impairment testing using a cash flow based methodology include deferred insurance acquisition costs, present value of future profits and goodwill. At year-end 2003, these asset categories totaled $3.8 billion. While any required future impairment actions will depend to a large degree on future economic conditions (including the impact of future claims experience and, to a lesser extent, investment yields), we do not anticipate significant impairment charges in 2004. The reinsurance-specific requirements necessitating projections of future cash flows include "risk transfer" testing for both assumed and ceded business at contract inception and, for certain ceded contracts containing retrocessionaire limits expressed in terms of an "economic loss," throughout the life of the underlying contract. At year-end 2003, approximately $1.3 billion of reinsurance recoverables related to contracts containing economic loss limits. As part of our continuing updates of recorded liabilities for claims and claim expenses, we also periodically reassess the expected payout patterns and resulting cash flow projections and make indicated adjustments to recorded reinsurance recoverables. We do not anticipate significant adjustments in 2004.

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

Certain significant accounting policies do not involve the same level of measurement uncertainties as those discussed above, but are nevertheless important to an understanding of our financial statements. Policies related to revenue recognition, financial instruments and business combinations require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators; based on their tentative conclusions, significant changes to GAAP, and therefore to certain of our accounting policies, are possible in the future. Also see Note 2 to our consolidated financial statements, Summary of Significant Accounting Policies, which discusses accounting policies that we have selected from acceptable alternatives.

New Accounting Standards--Currently Effective

In April 2003, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards ("SFAS") 133 Implementation Issue No. B36, Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments ("B36"). In summary, the FASB determined that modified coinsurance arrangements, where the ceding insurer withholds funds, might include an embedded derivative that must be bifurcated from the host instrument if it is not clearly and closely related to such host instrument. This situation often arises when the interest rate on the funds held balance is linked to the actual performance of a specified pool of assets. This guidance was effective on the first day of the first fiscal quarter beginning after September 15, 2003. The adoption of B36 did not materially impact our financial position or current operating results.

SFAS 142, Goodwill and Other Intangible Assets, generally became effective for us on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002. The result of our applying the new rules as of January 1, 2002, resulted in no impairment charge.

The cumulative effect of the accounting change in 2001 related to the adoption, as of January 1, 2001, of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We recognized a one-time, non-cash charge of $11 million to earnings related to such adoption.

Other New Accounting Standards

In December 2003, the FASB modified FIN 46, Consolidation of Variable Interest Entities (with FIN 46R), amending FIN 46 and deferring its application in certain cases. Our adoption of FIN 46 on July 1, 2003, was unchanged by FIN 46R. Because we have not traditionally engaged in the types of securitization vehicles within the scope of FIN 46, no cumulative or future effect on our earnings or equity resulted from either the adoption of FIN 46 or the changes outlined in FIN 46R.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on us is discussed on pages 15-16.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.   Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
                                        20

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

Not required by this form.

Item 11.    Executive Compensation.

Not required by this form.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Not required by this form.

Item 13.   Certain Relationships and Related Transactions.

Not required by this form.

Item 14.   Principal Accountant Fees and Services.

The aggregate fees billed for professional services by KPMG in 2003 and 2002 were:

   (In millions)
                                                             2003          2002
                                                         ------------- -------------
     Type of fees:
     Audit fees                                              $   5.5     $     4.6
     Audit-related fees                                           --           0.3
     Tax fees                                                    0.1           0.3
     All other fees                                               --           0.7
                                                         ------------- -------------
     Total                                                 $     5.6     $     5.9
                                                         ============= =============

In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees we paid KPMG for professional services for the audit of our consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any services not included in the first three categories.
                                        21

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  1.Financial Statements and Schedules.

          The consolidated financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 23).

     (a)  2.Financial Statement Schedules.

          The consolidated financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (page 23).

     (a)  3.Listing of Exhibits.

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

          10.1 Whole Account Aggregate Excess of Loss Retrocession Reinsurance Agreement, between Employers Reinsurance Corporation, GE
               Reinsurance           Corporation,           GE          Frankona
               Ruckversicherungs-Aktiengesellschaft, GE Frankona Reinsurance Ltd., GE Specialty Insurance (U.K.) Ltd. and XL Re Ltd., dated January 1, 2003 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

          10.2 Whole Account Aggregate Excess of Loss Retrocession Reinsurance Agreement, between Employers Reinsurance Corporation, GE
               Reinsurance           Corporation,           GE          Frankona
               Ruckversicherungs-Aktiengesellschaft, GE Frankona Reinsurance Ltd., GE Specialty Insurance (U.K.) Ltd. and Tokio Millennium Re Ltd., dated January 1, 2003 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

          10.3 Whole Account Aggregate Excess of Loss Retrocession Reinsurance Agreement, between Employers Reinsurance Corporation, GE
               Reinsurance           Corporation,           GE          Frankona
               Ruckversicherungs-Aktiengesellschaft, GE Frankona Reinsurance Ltd., GE Specialty Insurance (U.K.) Ltd. and Inter-Ocean Reinsurance (Ireland) Limited., dated January 1, 2003 (material omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

          12   Computation of Ratio of Earnings to Fixed Charges.

          31(a)Certification Pursuant to Exchange Act Rule 13(a)-14(a)/15(d)-
               14(a).

          31(b)Certification Pursuant to Exchange Act Rule 13(a)-14(a)/15(d)-
               14(a).

          32   Certification Pursuant To 18 U.S.C. Section 1350.

     (b)  1.Reports on Form 8-K.

          A current report on Form 8-K was filed on June 26, 2003, under Item 5. setting forth revised A.M Best ratings of GE Global Insurance and certain of its insurance subsidiaries.

          A current  report on Form 8-K was filed on  September  3, 2003,  under
          Item 5. setting forth revised Standard & Poor's ratings of GE Global Insurance and certain of its insurance subsidiaries.
                                        22

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                   ITEM 15(a)

                                    Index to
                      Consolidated Financial Statements and
                          Financial Statement Schedules

                                                                                                       Page

 Consolidated Financial Statements
   Independent Auditors' Report  ...................................................................... 24
   Consolidated Statement of Earnings  .................................................................25
   Consolidated Statement of Financial Position  .......................................................26
   Consolidated Statement of Stockholder's Equity  .....................................................27
   Consolidated Statement of Cash Flows  ...............................................................28
   Notes to Consolidated Financial Statements  .......................................................  29

Financial Statement Schedules
   Schedule II - Condensed Financial Information of Registrant  ........................................55
   Schedule III - Supplementary Insurance Information  .................................................59

                                        23

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
GE Global Insurance Holding Corporation:


We have audited the accompanying consolidated statement of financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules listed in the Index at Item 15(a) as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Global Insurance Holding Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company in 2002 changed its method of accounting for goodwill and other intangible assets and in 2001 changed its method of accounting for derivative instruments and hedging activities.


KPMG LLP



Kansas City, Missouri
February 6, 2004
                                        24

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                       Consolidated Statement of Earnings

(In millions)                                                               Year ended December 31,
                                                                    -----------------------------------------
                                                                         2003          2002          2001
Revenues
Net premiums written                                                  $   9,729     $   7,892     $   7,392
                                                                    ============= ============= =============

Net premiums earned                                                   $  10,001     $   7,787     $   7,185
Net investment income                                                     1,203         1,072         1,202
Net realized gains on investments                                           224           241           436
Other revenues                                                              193           176           368
                                                                    ------------- ------------- -------------
Total revenues                                                           11,621         9,276         9,191
                                                                    ------------- ------------- -------------

Costs and Expenses
Claims, claim expenses and policy benefits                                7,912         9,282         6,975
Insurance acquisition costs                                               2,103         1,867         1,830
Amortization of intangibles                                                  71            57           123
Interest expense                                                            127           124           102
Loss on disposition of subsidiary                                           116             -             -
Other operating costs and expenses                                          647           612           538
Minority interest in net earnings of consolidated
   subsidiaries                                                              90            89            89
                                                                    ------------- ------------- -------------
Total costs and expenses                                                 11,066        12,031         9,657
                                                                    ------------- ------------- -------------

Earnings (loss) before income taxes and cumulative effect of
   change in accounting principle                                           555        (2,755)         (466)
                                                                    ------------- ------------- -------------

Income tax benefit (expense):
   Current                                                                  379           851           297
   Deferred                                                                (278)          171           (15)
                                                                    ------------- ------------- -------------
                                                                            101         1,022           282
                                                                    ------------- ------------- -------------

Earnings (loss) before cumulative effect of change in accounting
   principle                                                                656        (1,733)         (184)
                                                                    ------------- ------------- -------------

Cumulative effect of change in accounting principle                           -             -           (11)
                                                                    ------------- ------------- -------------

Net earnings (loss)                                                   $     656     $  (1,733)    $    (195)
                                                                    ============= ============= =============

See Notes to Consolidated Financial Statements.
                                        25

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                  Consolidated Statement of Financial Position

(In millions)                                                                       December 31,
                                                                             ---------------------------
                                                                                 2003          2002
                                                                             ------------- -------------
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value                 $  28,302     $  22,200
   Equity securities, at fair value                                                  535           627
   Short-term investment securities, at amortized cost                               138         3,620
   Other invested assets                                                             259           375

     Total investments                                                            29,234        26,822
Cash                                                                               1,521           911
Securities and indebtedness of related parties                                       276           786
Accrued investment income                                                            504           383
Premiums receivable                                                                3,955         4,447
Funds held by reinsured companies                                                    619           815
Reinsurance recoverables                                                           9,610        10,901
Deferred insurance acquisition costs                                               1,914         1,882
Intangible assets                                                                  2,051         2,001
Other assets                                                                       2,858         2,838
                                                                             ------------- -------------
Total assets                                                                   $  52,542     $  51,786
                                                                             ============= =============

Liabilities and equity
Claims and claim expenses                                                      $  25,324     $  25,157
Accumulated contract values                                                        2,460         2,826
Future policy benefits for life and health contracts                               3,800         3,852
Unearned premiums                                                                  3,238         3,231
Other reinsurance balances                                                         4,462         4,325
Contract deposit liabilities                                                         836           887
Other liabilities                                                                  1,430         1,762
Long-term borrowings                                                               1,656         1,656
Indebtedness to related parties                                                      214           190
                                                                             ------------- -------------
   Total liabilities                                                              43,420        43,886
                                                                             ------------- -------------

Minority interest in equity of consolidated subsidiaries                           1,179         1,236
                                                                             ------------- -------------

Preferred stock, $100,000 par value; authorized, issued and outstanding -
   1,500 shares                                                                      150           150

Common stock, $5,000 par value; authorized, issued and outstanding - 1,600
   shares                                                                              8             8
Paid-in capital                                                                    3,557         3,222
Retained earnings                                                                  3,911         3,262
Accumulated unrealized gains on investment securities (a)                            263           149
Accumulated foreign currency translation adjustments (a)                              57          (138)
Additional minimum pension liability (a)                                             (10)            -
Derivatives qualifying as hedges (a)                                                   7            11
                                                                             ------------- -------------
   Total stockholder's equity                                                      7,943         6,664
                                                                             ------------- -------------
Total liabilities and equity                                                   $  52,542     $  51,786
                                                                             ============= =============

(a) The sum of accumulated unrealized gains on investment securities, accumulated foreign currency translation adjustments, additional minimum person liability and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $317 million and $22 million at year-end 2003 and 2002, respectively.

See Notes to Consolidated Financial Statements.
                                26

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity

(In millions)                                    Preferred     Common      Paid-In     Retained    Cumulative      Total
                                                                                                    Nonowner
                                                                                                     Changes
                                                                                                   Other Than
                                                   Stock        Stock      Capital     Earnings     Earnings
                                                ------------ ------------ ----------- ------------ ------------ ------------
Balances, January 1, 2001                         $   150      $     5      $   845     $ 5,204      $  (179)     $ 6,025
                                                                                                                ------------

   Changes other than transactions with share owner:
     Net loss                                           -            -            -        (195)           -         (195)
     Net unrealized gains on investment
       securities (a)                                   -            -            -           -          162          162
     Foreign currency translation adjustments
       (b)                                              -            -            -           -           81           81
     Derivatives qualifying as hedges (d)               -            -            -           -           (2)          (2)
     Reclassification adjustments (c)                   -            -            -           -         (282)        (282)
                                                                                                                ------------
       Total                                                                                                         (236)
                                                                                                                ------------

   Capital contribution received                        -            -          580           -            -          580
   Dividends paid on preferred stock                    -            -            -          (7)           -           (7)
                                                ------------ ------------ ----------- ------------ ------------ ------------

Balances, December 31, 2001                           150            5        1,425       5,002         (220)       6,362
                                                                                                                ------------

   Changes other than transactions with share owner:
     Net loss                                           -            -            -      (1,733)           -       (1,733)
     Net unrealized gains on investment
       securities (a)                                   -            -            -           -          279          279
     Foreign currency translation adjustments
       (b)                                              -            -            -           -          103          103
     Derivatives qualifying as hedges (d)               -            -            -           -           13           13
     Reclassification adjustments (c)                   -            -            -           -         (153)        (153)
                                                                                                                ------------
       Total                                                                                                       (1,491)
                                                                                                                ------------

   Capital contribution received in exchange
     for issuance of additional shares of
     common stock                                       -            3        1,797           -            -        1,800
   Dividends paid on preferred stock                    -            -            -          (7)           -           (7)
                                                ------------ ------------ ----------- ------------ ------------ ------------

Balances, December 31, 2002                           150            8        3,222       3,262           22        6,664
                                                                                                                ------------

   Changes other than transactions with share owner:
     Net earnings                                       -            -            -         656            -          656
     Net unrealized gains on investment
       securities (a)                                   -            -            -           -          269          269
     Foreign currency translation adjustments
       (b)                                              -            -            -           -          195          195
     Derivatives qualifying as hedges (d)               -            -            -           -           (4)          (4)
     Additional minimum pension liability (e)           -            -            -           -          (10)         (10)
     Reclassification adjustments (c)                   -            -            -           -         (155)        (155)
                                                                                                                ------------
       Total                                                                                                          951
                                                                                                                ------------

   Capital contribution received                        -            -          335           -            -          335
   Dividends paid on preferred stock                    -            -            -          (7)           -           (7)
                                                ------------ ------------ ----------- ------------ ------------ ------------

Balances, December 31, 2003                       $   150      $     8      $ 3,557     $ 3,911      $   317      $ 7,943
                                                ============ ============ =========== ============ ============ ============

(a) Presented net of taxes of $(95) million, $(151) million and $(78) million in 2003, 2002 and 2001, respectively.
(b) Presented net of taxes of $(101) million, $(33) million and $(62) million in 2003, 2002 and 2001, respectively.
(c) Presented net of taxes of $69 million, $88 million and $154 million in 2003, 2002 and 2001, respectively.
(d) Presented net of taxes of $2, $(7) and $1 million in 2003, 2002 and 2001, respectively.
(e)  Presented net of taxes of $5 million in 2003.

See Notes to Consolidated Financial Statements.
                                        27

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statement of Cash Flows
(In millions)                                                               Year ended December 31,
                                                                    -----------------------------------------
                                                                        2003          2002          2001
                                                                    ------------- ------------- -------------
Cash Flows From Operating Activities
Net earnings (loss)                                                   $     656     $  (1,733)    $    (195)
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities, net of acquisitions and dispositions:
     Claims and claim expenses                                             (163)        2,968         3,863
     Future policy benefits for life and health contracts                   639           543           271
     Unearned premiums                                                      (44)          272           129
     Funds held by reinsured companies                                       (9)          (85)           47
     Reinsurance recoverables                                               744          (489)       (3,697)
     Deferred income taxes                                                  278          (171)           15
     Income taxes receivable                                               (316)          (64)         (133)
     Amortization of insurance acquisition costs                          2,103         1,867         1,830
     Insurance acquisition costs deferred                                (2,210)       (2,185)       (1,916)
     Net realized gains on investments                                     (224)         (241)         (436)
     Other reinsurance balances                                             225         1,370           872
     Loss on disposition of subsidiary                                      116             -             -
     Other, net                                                            (654)            4          (717)
                                                                    ------------- ------------- -------------
   Cash from (used for) operating activities                              1,141         2,056           (67)
                                                                    ------------- ------------- -------------
Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
   Purchases                                                            (21,564)      (18,070)      (17,706)
   Sales                                                                 13,543        14,250        14,797
   Maturities                                                             3,700         2,457         2,337
Equity securities:
   Purchases                                                               (592)         (635)         (459)
   Sales                                                                    718           527           191
Net sales (purchases) of short-term investments                           3,495        (1,871)         (400)
Net cash paid for acquisitions and in-force reinsurance
   transactions                                                               -           (25)            -
Net cash received on disposition of subsidiary                              151             -             -
Other investing activities                                                 (352)           79           100
                                                                    ------------- ------------- -------------
   Cash used for investing activities                                      (901)       (3,288)       (1,140)
                                                                    ------------- ------------- -------------
Cash Flows From Financing Activities
Change in contract deposits                                                 (52)          (28)          (33)
Net contract accumulation receipts (payments)                              (192)          (83)          746
Net proceeds (payments) under related party credit facility                 564          (569)          (29)
Proceeds from short-term borrowings                                           -            82            20
Principal payments on short-term borrowings                                 (80)            -           (41)
Proceeds from sale-leaseback transaction                                     78             -             -
Cash received upon assumption of insurance liabilities                        -           407             -
Capital contribution received                                                 -         1,800           400
Proceeds from issuance of (redemption of) minority interest of
   subsidiary                                                                (7)           50             -
Dividends paid                                                               (7)           (7)           (7)
                                                                    ------------- ------------- -------------
   Cash from financing activities                                           304         1,652         1,056
                                                                    ------------- ------------- -------------
Effect of exchange rate changes on cash                                      66            21           425
                                                                    ------------- ------------- -------------
Increase in cash                                                            610           441           274
Cash at beginning of year                                                   911           470           196
                                                                    ------------- ------------- -------------
Cash at end of year                                                   $   1,521     $     911     $     470
                                                                    ============= ============= =============

See Notes to Consolidated Financial Statements.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

Principles of Consolidation

GE Global Insurance Holding Corporation ("GE Global Insurance"), referred to as "we", "us" or "our" in this report, is a wholly-owned subsidiary of General Electric Capital Services, Inc. ("GE Capital Services"), which is a wholly-owned subsidiary of General Electric Company ("GE Company"). Our financial statements consolidate the accounts and operations, after intercompany eliminations, of all of our subsidiaries and affiliates - companies that we control and hold a
majority  of  voting  interest.   Our  significant  U.S.   domiciled   operating
subsidiaries  include  Employers  Reinsurance  Corporation  ("ERC"),   Employers
Reassurance Corporation, GE Reinsurance Corporation ("GE Re"), Medical Protective Company and Westport Insurance Company. The majority of our non-U.S. business is conducted through the GE Frankona Reinsurance group of companies.

Other affiliates, generally companies in which we own 20 to 50 percent of the voting rights or otherwise have significant influence, are included in other invested assets and valued at the appropriate share of equity plus loans and advances.

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"), which, as to our insurance company businesses, often vary from statutory accounting practices prescribed or permitted by insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Certain reclassifications of prior year balances have been made to conform to the current year presentation.

2.   Summary of Significant Accounting Policies

Investments

We report investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale with unrealized gains and losses included in stockholder's equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, our ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Premium Income

For short-duration insurance contracts (including property and casualty, accident and health, and financial guaranty insurance), we report premiums as earned income, generally on a pro-rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, we record premium adjustments based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported (IBNR) reserves.

For traditional long-duration insurance contracts (including term and whole life contracts and annuities payable for the life of the annuitant), we report premiums as earned income when due.

For investment contracts and universal life contracts, we report premiums received as liabilities, not as revenues. Universal life contracts are long-duration insurance contracts with terms that are not fixed and guaranteed; for these contracts, we recognize revenues for assessments against the policyholder's account, mostly for mortality, contract initiation, administration and surrender. Investment contracts are contracts that have neither significant mortality nor significant morbidity risk, including annuities payable for a determined period; for these contracts, we recognize revenues on the associated investments and amounts credited to policyholder accounts are charged to expense.

Liabilities for Claims and Claims Expenses

Liabilities for claims and claim expenses represent our best estimate of the ultimate obligations for reported claims plus those IBNR and the related estimated claim settlement expenses for all claims incurred through December 31 of each year. Specific reserves - also referred to as case reserves - are established for reported claims using case-basis evaluations of the underlying claim data and are updated as further information becomes known. IBNR reserves are determined using generally accepted actuarial reserving methods that take into account historical loss experience data and, as appropriate, certain qualitative factors. IBNR reserves are adjusted to take into account certain additional factors that can be expected to affect the liability for claims over time, such as changes in the volume and mix of business written, revisions to contract terms and conditions, changes in legal precedents or developed case law, trends in healthcare and medical costs, and general inflation levels. Settlement of complex claims routinely involves threatened or pending litigation to resolve disputes as to coverage, interpretation of contract terms and conditions or fair compensation for damages suffered. These disputes are settled through negotiation, arbitration, or actual litigation. Recorded reserves incorporate our best estimate of the effect that ultimate resolution of such disputes have on both claims payments and related settlement expenses. Liabilities for claims and claim expenses are continually reviewed and adjusted; such adjustments are included in current operations and accounted for as changes in estimates.

Included in the liabilities for claims and claim expenses are $1,443 million and $1,320 million at December 31, 2003 and 2002, respectively, of long-term disability claims and certain workers' compensation claims (limited to run-off business in a Bermuda-domiciled subsidiary) that are accounted for on a discounted basis. Discount rates of 5% for long-term disability claims and 3% for workers' compensation claims were used for both years.

Deferred Insurance Acquisition Costs

Costs that vary with and are directly related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized as follows:

Short-Duration Contracts. Acquisition costs consist of commissions, brokerage expenses and premium taxes and are amortized ratably over the contract periods in which the related premiums are earned.

Long-Duration Contracts. Acquisition costs consist of first-year commissions in excess of recurring renewal commissions, certain variable sales expenses and certain support costs such as underwriting and policy issue expenses. For traditional long-duration insurance contracts, we amortize these costs over the respective contract periods in proportion to either anticipated premium income, or, in the case of limited-payment contracts, estimated benefit payments. For investment contracts and universal life contracts, amortization of these costs is based on estimated gross profits and is adjusted as those estimates are revised.

We review deferred acquisition costs periodically for recoverability considering anticipated investment income.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES


Present Value of Future Profits

The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance policies is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred insurance acquisition costs. We adjust unamortized balances to reflect experience and impairment, if any.

Funds Held by Reinsured Companies

Funds held by reinsured companies represent ceded premiums retained by the ceding companies according to contractual terms. Investment income is generally earned on these balances during the periods that the funds are held.

Allowance for Doubtful Accounts

We establish an allowance for uncollectible premiums receivable, reinsurance recoverables and other doubtful accounts at the time such losses are estimated to have been incurred. The nature of our operations is such that we generally expect to receive amounts due and our historical charge-off ratio is relatively low. As a result, our general reserving approach is to only establish reserves for specifically identified disputes or collection issues. In establishing required allowances, we give consideration to relevant observable data as to the nature of the dispute, the overall financial health of the counterparty, collateral value (such as letters of credit and funds held balances) and legal right-of-offset of related claim liabilities. The allowance totaled $124 million and $145 million at December 31, 2003 and 2002, respectively.

Intangible Assets

As of January 1, 2002, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the disposed unit using the relative fair value methodology.

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

Before January 1, 2002, we amortized goodwill over its estimated period of benefit on a straight-line basis; we amortized other intangible assets on appropriate basis over their estimated lives. No amortization period exceeded 30 years. When an intangible asset's carrying value exceeded associated expected operating cash flows, we considered it to be impaired and wrote it down to fair value, which we determined based on either discounted future cash flows or appraised values.
                                        31

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES


Statement of Cash Flows

Cash includes cash on hand, demand deposits, certificates of deposit and investments in money-market mutual funds. Investment securities with an original maturity greater than three months but less than one year are classified as short-term investment securities in the consolidated statement of financial position and transactions as such are considered investing activities in the consolidated statement of cash flows.

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

Income Taxes

GE Global Insurance, together with its domestic property and casualty insurance/reinsurance subsidiaries, various non-insurance subsidiaries and its parent, GE Capital Services, are included in the consolidated federal income tax return of GE Company. Our domestic life insurance subsidiary is taxed as a life insurance company and files a separate federal income tax return.

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

Benefit Plans

The majority of our U.S. employees participate in a trusteed, contributory defined benefit pension plan and certain postretirement plans sponsored by GE Company. GE Company, in turn, charges us for our relative share of the costs associated with the overall GE Company Group Pension and Postretirement Plans. Additionally, employees of ERC and its subsidiaries, excluding foreign subsidiaries, were covered by a trusteed noncontributory defined benefit plan for employment through September 30, 1999. Certain of our international businesses also sponsor noncontributory defined benefit pension plans for their employees or participate in GE Company sponsored contributory defined benefit plans. The net effect of all benefit plans on the consolidated statement of financial position and statement of earnings for 2003, 2002 and 2001 was not material.

The Company recorded an additional minimum pension liability for ERC's pension plan of $15 million ($10 million net of tax) at December 31, 2003, as required by Financial Accounting Standards Board Statement No. 87. The adjustment is reflected in other liabilities and other comprehensive income, as appropriate, and was required as a result of the accumulated benefit obligation in the plan exceeding the fair value of the underlying pension plan assets and accrued pension liabilities.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES


Accounting Changes

Under SFAS 142, goodwill is no longer amortized but is tested for impairment on at least an annual basis using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002. Under SFAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. The result of the initial implementation of testing goodwill resulted in no impairment charge.

At January 1, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. Further information about derivatives and hedging is provided in note 15.

The cumulative effect of adopting this accounting change at January 1, 2001, was as follows:

   (In millions)                                          Earnings (1)

   Adjustment to fair value of derivatives                 $     (17)
   Income tax effect                                               6
                                                         ---------------
   Total                                                   $     (11)
                                                         ===============

(1) For earnings effect, amount shown is net of adjustment to hedged items.

The cumulative effect on earnings of adopting SFAS 133 was due to the effect of marking to market options and currency contracts used for hedging. Decreases in the fair values of these instruments were attributable to movements in embedded interest rates since inception of the hedging arrangements.

This accounting change did not involve cash, and we expect that it will have no more than a modest effect on future operating results.

3.   Acquisitions and Dispositions

In December 2003, we sold 95% of the common stock of ERC Life Reinsurance Corporation ("ERC Life")--an operating reinsurance entity within our Life
Segment--to Scottish Re Holdings. The transaction produced a $116 million pre-tax loss. However, a significant tax benefit resulted from this sale due to the tax basis of ERC Life being substantially in excess of its book basis. Total assets of ERC Life were approximately $1.4 billion at the date of sale. In order to facilitate the disposition of ERC Life, in October 2003, we distributed 100% of the common stock of ERC Life's wholly-owned subsidiary, Employers Re Corporation (UK) Limited, to ERC. ERC subsequently distributed the stock of this subsidiary to its parent, GE Global Insurance.

In July 2002, we entered into an indemnity reinsurance agreement covering the majority of the life reinsurance division of American United Life Insurance Company ("AUL"), including AUL's life, long-term care and international life reinsurance business. As part of the transaction, we also acquired 100% interest in a third-party administrator, which provides services for the long-term care business. The overall transaction was accounted for as a purchase; accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values and operating results have been included in our consolidated financial statements since the date of acquisition. Total assets acquired approximated $730 million, including present value of future profits of $228 million and goodwill of $18 million.
                                        33

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES


4.   Investments

The amortized cost,  estimated fair value and gross  unrealized gains and losses
of  fixed  maturity  securities,   equity  securities,   short-term   investment
securities and other invested assets are summarized as follows:

   (In millions)                                                            December 31, 2003
                                                         ---------------------------------------------------------
                                                         Amortized Cost     Gross         Gross        Estimated
                                                                         Unrealized     Unrealized       Fair
                                                                            Gains         Losses         Value
                                                         -------------- ------------- -------------- -------------
  Fixed maturity securities:
      U.S. government                                      $     225      $       9     $      (1)     $     233
      International government                                 6,246            101           (55)         6,292
      Tax-exempt                                               8,913            197           (21)         9,089
      Corporate                                                9,618            326           (77)         9,867
      U.S. mortgage-backed and other asset-backed              1,880             59           (19)         1,920
      International mortgage-backed and other
        asset-backed                                             893             12            (4)           901
                                                         -------------- ------------- -------------- -------------
     Total fixed maturity securities                          27,775            704          (177)        28,302
   Equity securities                                             544             31           (40)           535
   Short-term investment securities                              138              -             -            138
   Other invested assets                                         259              -             -            259
                                                         -------------- ------------- -------------- -------------
   Total investments                                       $  28,716      $     735     $    (217)     $  29,234
                                                         ============== ============= ============== =============

   (In millions)                                                            December 31, 2002
                                                         ---------------------------------------------------------
                                                         Amortized Cost     Gross         Gross        Estimated
                                                                         Unrealized     Unrealized       Fair
                                                                            Gains         Losses         Value
                                                         -------------- ------------- -------------- -------------
  Fixed maturity securities:
      U.S. government                                      $     365     $       10     $       -       $    375
      International government                                 4,364             75           (11)         4,428
      Tax-exempt                                               5,739            140           (24)         5,855
      Corporate                                                6,767            221           (97)         6,891
      U.S. mortgage-backed and other asset-backed              3,816             90            (9)         3,897
      International mortgage-backed and other
        asset-backed                                             742             13            (1)           754
                                                         -------------- ------------- -------------- -------------
     Total fixed maturity securities                          21,793            549          (142)        22,200
   Equity securities                                             739              9          (121)           627
   Short-term investment securities                            3,620              -             -          3,620
   Other invested assets                                         375              -             -            375
                                                         -------------- ------------- -------------- -------------
   Total investments                                       $  26,527      $     558     $    (263)     $  26,822
                                                         ============== ============= ============== =============

                                        34

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003 are summarized, by stated maturity, as follows:

   (In millions)                                           Amortized     Estimated
                                                                            Fair
                                                             Cost          Value
                                                         -------------- -------------
   Maturity:
     2004                                                  $     794      $     800
     2005-2008                                                 5,884          5,946
     2009-2013                                                 9,710          9,847
     2014 and later                                            8,614          8,888
                                                         -------------- --------------
                                                              25,002         25,481
   Mortgage-backed and other asset-backed securities           2,773          2,821
                                                         -------------- -------------
   Total fixed maturity securities                         $  27,775      $  28,302
                                                         ============== =============

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table presents the estimated fair value and gross unrealized losses on our investment securities, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at December 31, 2003.

   (In millions)                                            Less than 12 months             12 months or more
                                                        ------------- --------------   ------------- --------------
                                                                          Gross                          Gross
                                                         Estimated     Unrealized        Estimated    Unrealized
                                                         Fair Value      Losses         Fair Value      Losses
                                                        ------------- --------------   ------------- --------------
    Fixed maturity securities:
      U.S. government                                     $      46     $       1        $       -     $       -
      International government                                3,250            55               14             -
      Tax-exempt                                              1,407            21                -             -
      Corporate                                               3,179            58              154            19
      U.S. mortgage-backed and other asset-backed               695            16               41             3
      International mortgage-backed and other
        asset-backed                                            507             4                -             -
   Equity securities                                            191            34               61             6
                                                        ------------- --------------   ------------- --------------
   Total                                                  $   9,275     $     189        $     270     $      28
                                                        ============= ==============   ============= ==============

Of the $28 million of investment securities in an unrealized loss position for twelve months or more, the majority reflects the impact of rising market interest rates on our fixed-rate debt portfolio. We review all of our investment securities routinely for other-than-temporary impairment. In accordance with that policy, we provide for all amounts that we do not expect either to collect in accordance with the contractual terms of the instruments or to recover based on underlying collateral values.

At December 31, 2003 and 2002, we had investments in fixed maturity securities with a carrying amount of $1,792 million and $1,385 million, respectively, on deposit with state and provincial insurance departments to satisfy regulatory requirements.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

Major categories of investment income are summarized as follows:





   (In millions)                                                  Year ended December 31,
                                                         ------------------------------------------
                                                             2003          2002           2001
                                                         ------------- -------------- -------------
   Gross investment income:
     Fixed maturity securities                             $   1,049     $     925      $   1,049
     Equity securities                                            23            13             14
     Short-term investment securities                             28            44             73
     Securities and indebtedness of related parties               22            19             23
     Other                                                       110            90             64
                                                         ------------- -------------- -------------
                                                               1,232         1,091          1,223
   Investment expenses                                           (29)          (19)           (21)
                                                         ------------- -------------- -------------
   Net investment income                                   $   1,203    $    1,072      $   1,202
                                                         ============= ============== =============

The sales proceeds and realized gains and losses on investment securities are summarized as follows:

   (In millions)                                                  Year ended December 31,
                                                         ------------------------------------------
                                                             2003          2002          2001

   Sales proceeds from investment securities               $  14,261     $  14,777     $  14,988
                                                         ============= ============= ==============

   Net realized gains on investments before
     income taxes:
     Fixed maturity securities:
        Gross realized gains                               $     376     $     373     $     517
        Gross realized losses                                    (39)          (96)          (81)
     Equity securities:
        Gross realized gains                                      55            31            43
        Gross realized losses                                   (168)          (67)          (43)
                                                         ------------- ------------- --------------
     Total net realized gains before income taxes                224           241            436
   Provision for income taxes                                    (69)          (88)          (154)
                                                         ------------- ------------- --------------
   Net realized gains on investments, after income
    taxes                                                  $     155     $     153     $     282
                                                         ============= ============= ==============

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

5.   Intangible Assets

   (In millions)                                             At December 31, 2003            At December 31, 2002
                                                         ------------------------------  -------------------------------
                                                            Gross                           Gross
                                                           Carrying     Accumulated        Carrying      Accumulated
                                                            Amount      Amortization        Amount      Amortization
                                                         ------------------------------  -------------------------------
   Intangibles Subject to Amortization
   Present value of future profits ("PVFP")                $     479     $    (176)        $     509     $    (128)
   Capitalized software                                          211          (106)              190           (69)
   All other                                                      27            (4)               15            (1)
                                                         ------------------------------  -------------------------------
                                                                 717          (286)              714          (198)
   Intangibles Not Subject to Amortization
   Goodwill                                                    2,231          (611)            2,071          (586)
                                                         ------------------------------  -------------------------------

   Total                                                   $   2,948     $    (897)        $   2,785     $    (784)
                                                         ==============================  ===============================

Except for those attributable to movements in foreign currency exchange rates, the only changes to recorded goodwill during the year ended December 31, 2003, were additions of $48 million relating to the transfer of Coregis Group, Inc. (See Note 11) and reductions of $6 million related to the sale of ERC Life (See
Note 3).

The only changes to recorded goodwill during the year ended December 31, 2002, other than those attributed to movements in foreign currency exchange rates, were additions of $104 million, representing amounts reclassified from other intangible assets as of the January 1, 2002 adoption date of SFAS 142, and $18 million relating to the AUL acquisition (See Note 3). The amount of goodwill amortization included in the accompanying consolidated statement of earnings in 2001 was $79 million.

Consolidated amortization expense related to intangible assets, excluding goodwill, for 2003, 2002 and 2001 were $71 million, $57 million and $44 million, respectively.

The estimated percentage of the December 31, 2003, net PVFP balance to be amortized over each of the next five years follows:

    2004 ....................   6.8%
    2005 ....................   6.1%
    2006 ....................   5.4 %
    2007 ....................   5.1%
    2008  ...................   5.0%

The PVFP was determined using risk adjusted discount rates from 8% to 15% and the interest rates selected for the valuation were determined based on the applicable interest rates in the country of risk and the risk inherent in the realization of the estimated future profits at the date of the respective acquisitions. PVFP is being amortized using the interest method over the duration of the related life business, approximately 20 years, as the premiums or gross profits on the books of business are recognized. Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Interest accretion on PVFP totaled $22 million, $15 million and $12 million during 2003, 2002 and 2001, respectively; while PVFP amortization totaled $56 million, $36 million and $17 million for the same respective periods.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

6.   Claims and Claim Expenses

The reconciliation of beginning and ending claims and claim expense liabilities, net of reinsurance, is summarized as follows:

   (In millions)                                                  Year ended December 31,
                                                         ------------------------------------------
                                                              2003                          2001
                                                                           2002
                                                         ------------- ------------- --------------
   Balance at January 1 - gross                            $  25,157     $  22,033     $  17,678
   Less reinsurance recoverables                              (9,070)       (8,961)       (4,924)
                                                         ------------- ------------- --------------
   Balance at January 1 - net                                 16,087        13,072        12,754
                                                         ------------- ------------- --------------

   Claims and expenses incurred:
     Current year                                              6,753         5,271         5,979
     Prior years                                                 897         3,698           811
                                                         ------------- ------------- --------------
                                                               7,650         8,969         6,790
                                                         ------------- ------------- --------------

   Claims and expenses paid:
     Current year                                             (1,045)         (928)       (1,076)
     Prior years                                              (6,313)       (5,726)       (5,596)
                                                         ------------- ------------- --------------
                                                              (7,358)       (6,654)       (6,672)
                                                         ------------- ------------- --------------

   Claim reserves related to acquired/contributed
     companies                                                   378           285             -

   Foreign exchange and other                                    637           415           200
                                                         ------------- ------------- --------------
   Balance at December 31 - net                               17,394        16,087        13,072
   Add reinsurance recoverables                                7,930         9,070         8,961
                                                         ------------- ------------- --------------
   Balance at December 31 - gross                          $  25,324     $  25,157     $  22,033
                                                         ============= ============= ==============

There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures, including latent claim issues (such as asbestos, environmental and mast tort related coverage disputes) due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and/or primary insurers and ultimate settlement of the claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to lags in receiving current claims data. Because reinsurance protection is often provided on an "excess-of-loss" basis whereby the reinsurer is only obligated to pay losses in excess of pre-established limits, notification is only required to be provided to the reinsurer when the claim is assessed as having a reasonable possibility of exceeding the primary insurer's retention thresholds. This notification can often be years after the loss event was initially reported to the primary insurer.

We continually update loss estimates using both quantitative information from our reserving actuaries and qualitative information derived from other sources. While detailed analysis is performed on a quarterly basis to assess the overall adequacy of recorded claim reserves, a more comprehensive evaluation is undertaken on an annual basis. These more comprehensive reviews were completed during the third and fourth quarters of 2003 using both reported and paid claims data from all major reserve segments, with specific additional emphasis focused on those lines of business in which recent reported claims activity differed significantly from anticipated levels.

In the preceding chart, "Claims and expenses incurred--prior years" represents additional losses (adverse development) recognized in any year for loss events that occurred before the beginning of that year. Such adverse development amounted to 6%, 28% and 6% of beginning of year net loss reserves in 2003, 2002 and 2001,

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

respectively. Consistent with much of the property and casualty insurance/reinsurance industry, the accumulation of much higher than anticipated subsequent claims volumes during this period gradually forced us to the realization that the level of price erosion that occurred in the late 1990's was significantly greater than had been previously contemplated. As a result, we strengthened claim reserves assigned to previous accident years during each of the three years 2003, 2002 and 2001. This required reserve strengthening has been most pronounced for liability-related exposures underwritten in 1997-2001. Our actions taken, by year, are summarized below:

o 2001--We began to experience an acceleration of reported claims activity in certain liability-related coverages, specifically hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial general liability lines of business, and recognized the increased projected ultimate losses.

o 2002--Considering the continued acceleration in reported claims activity affecting much of our liability-related insurance written in 1997 through 2001, we concluded that our best estimate of ultimate losses was much higher in the range of reasonably possible loss scenarios than previously estimated. Accordingly, we increased our reserves by $3.7 billion to reflect our experience. The significant components of this adverse development included hospital medical malpractice ($300 million), product liability ($300 million), professional liability ($250 million), umbrella liability ($200 million), workers compensation ($200 million), individual liability ($150 million) and asbestos-related exposures ($150 million).

o 2003--We observed our reported claims activity compared with our revised expected loss levels. In a majority of our lines of business, reported claims activity in 2003 was reasonably close to expected amounts. In a few lines--principally medical malpractice, product liability and certain director and officer related coverages--reported claims volumes exceeded our revised loss expectations. Accordingly, we increased our loss reserves to the newly-indicated ultimate levels in 2003.

In establishing the liabilities for claims and claim expenses related to asbestos-related illnesses and toxic waste cleanup, we consider facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of specific insurance or reinsurance contracts and we can reasonably estimate the liability. In addition, amounts have been established to cover additional exposures on both known and unasserted claims and estimates of the liabilities are reviewed and updated continually. In connection with the comprehensive reserve review completed in the fourth quarter of 2002, we benchmarked our recorded asbestos-related reserves against certain of our industry competitors having similar exposures. The most common benchmarking approach involves the comparison of what are referred to as "survival ratios." A survival ratio is a measure of the number of years it would take to exhaust recorded asbestos reserves based on recent payment activity. This ratio is derived by taking the current ending reserves and dividing it by the average annual payments for the most recent three to five years (generally excluding large one-time settlements such as those involving a commutation of a block of business). In 2002, the movement to the 12-year survival ratio resulted in an approximately $150 million pre-tax charge, which was a component of the overall $2.5 billion charge taken for adverse development in the fourth quarter.

The gross liabilities for asbestos and environmental related illness claims and claim expenses and the related reinsurance recoverables were $937 million and $345 million, respectively, at December 31, 2003. These amounts are our best estimate, based on currently available information, of future claim and claim expense payments and recoveries that are expected to develop in future years. We monitor evolving case law and its effect on claims for asbestos and environmental related illness. Changing U.S. government regulations and legislation, including continuing Congressional consideration of a Federal Superfund law, newly reported claims, new contract interpretations and other factors could significantly affect future claim development. While we have recorded our best estimate of our liabilities based on currently available information, it is possible that additional liabilities may arise in the future. It is not possible to estimate with any certainty the amount of additional net loss, or the range of

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

net loss, that is reasonably possible; therefore, there can be no assurance that future liabilities will not materially affect our results of operations, financial position or cash flows.

In addition to asbestos and environmental risks, we also have exposures to other mass torts involving primarily liability issues such as tobacco products, gun manufacturers, silicone breast implants and the impacts of household mold. Of recent concern is the increase in class-action litigation surrounding pharmaceutical-related products. We attempt to closely monitor legal developments pertaining to such issues and establish specific reserves (including the cost of related litigation) for individual actions when such legal proceedings have progressed to the point indicating that some level of liability is likely and we can reasonably estimate such liability. Additionally, we have established amounts to cover additional exposures on both known and unasserted claims. We believe the recorded reserves represent our best estimate of ultimate liability based on information known to date; however, there remains the risk that such exposures could develop unfavorably in future years.

7.   Income Taxes

The impact of income taxes on our consolidated operating results is summarized below (with income tax benefits reflected as positive amounts and income tax expenses reflected as negative amounts):

(In millions)                                           Year ended December 31,
                -------------------------------- -- -------------------------------- -- --------------------------------
                             2003                                2002                                2001
                ---------- ---------- ----------    ---------- ---------- ----------    ---------- ---------- ----------
                United     Inter-                   United     Inter-                   United     Inter-
                States     national      Total      States     national     Total       States     national     Total
                ---------- ---------- ----------    ---------- ---------- ----------    ---------- ---------- ----------
Current         $    369   $     10   $    379      $    653   $    198   $    851      $    206   $     91   $    297
Deferred            (135)      (143)      (278)          138         33        171            49        (64)       (15)
                ---------- ---------- ----------    ---------- ---------- ----------    ---------- ---------- ----------
Total           $    234   $   (133)  $    101      $    791   $    231   $  1,022      $    255   $     27   $    282
                ========== ========== ==========    ========== ========== ==========    ========== ========== ==========

Income taxes paid (received) totaled $152 million, $(721) million and $(177) million in 2003, 2002 and 2001, respectively.

Our effective income tax rate on pre-tax income differs from the prevailing U.S. corporate federal income tax rate and is summarized as follows:

                                                                  Year ended December 31,
                                                         ------------------------------------------
                                                             2003          2002          2001
                                                         ------------- ------------- --------------
   Corporate federal income tax rate                           35  %        (35)%         (35)%
   Tax-exempt investment income                               (16)           (3)          (22)
   Acquisition purchase price adjustment                        -             -            (7)
   Sale of ERC Life                                           (41)            -             -
   Tax on international activities                              -             -            (4)
   Intercompany dividend payment                                4             1             5
   Other items, net                                             -             -             2
                                                         ------------- ------------- --------------
   Effective tax rate                                         (18)%         (37)%         (61)%
                                                         ============= ============= ==============

We hold a significant portion of our overall investment portfolio in securities that are substantially exempt from U.S. taxation (principally state and municipal bonds). This represents a significant factor for all years presented in reconciling the prevailing 35% U.S. corporate federal income tax rate to our lower effective tax rate. Additional significant factors contributing to the lower effective tax rate include: (1) 2003 - transactions related to the sale of ERC Life resulted in different consequences for book and tax purposes (the tax benefit reflected is primarily attributable to the tax basis of ERC Life being significantly in excess of its book basis); and (2) 2001 - certain amounts received related to a prior acquisition were treated as purchase price adjustments for tax purposes.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

The significant components of our net deferred tax assets and liabilities are summarized as follows:

   (In millions)                                                        December 31,
                                                                 ---------------------------
                                                                     2003          2002
                                                                 ------------- -------------
    Deferred tax assets:
      Claims and claim expenses                                    $     438     $     331
      Unearned premiums                                                  125           147
      Foreign currency translation                                       110           263
      Contract deposit assets                                             97           161
       Intangibles                                                       215             -
       Net operating loss carryforwards                                  323           226
      Other                                                              109            91
                                                                 ------------- -------------
           Total deferred tax assets                                   1,417         1,219
       Valuation allowance                                               (59)          (14)
                                                                 ------------- -------------
    Total deferred tax assets, after valuation allowance               1,358         1,205
                                                                 ------------- -------------

   Deferred tax liabilities:
      Deferred insurance acquisition costs                              (488)         (516)
      Net unrealized gains on investment securities                     (131)          (55)
       U.S. shareholder deferred foreign income                         (185)         (111)
       Software                                                          (32)          (36)
      Contract deposit liabilities                                      (153)             -
      Other                                                             (238)         (248)
                                                                 ------------- -------------
           Total deferred tax liabilities                             (1,227)         (966)
                                                                 ------------- -------------
   Net deferred tax asset                                          $     131     $     239
                                                                 ============= =============

Income taxes receivable totaled $518 million and $186 million at December 31, 2003 and 2002, respectively.

As of December 31, 2003, we have net operating loss carryforwards related to our U.K., German and U.S. operations of $81 million, $893 million and $209 million, respectively. The U.K. and German carryforwards have no expiration date. The U.S. carryforwards expire in 2017, 2022 and 2023.

8.   Indebtedness to/from Related Parties

We, along with GE Capital Corporation, are participants in a revolving credit agreement that involves an international cash pooling arrangement on behalf of certain of our European affiliates. In such roles, either participant may make short-term loans to the other as part of the cash pooling arrangement. Each such borrowing shall be repayable upon demand, but not to exceed 364 days. This unsecured line of credit has an interest rate per annum equal to GE Capital Services' cost of funds for the currency in which such borrowing is denominated. This credit facility has a current expiration date of August 26, 2004, but is automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. We had a net payable of $103 million under this credit facility at December 31, 2003 and a net receivable of $459 million at December 31, 2002.

A revolving credit agreement is in place with GE Capital Services for an amount up to $600 million that expires January 1, 2005, with an interest rate per annum equal to GE Capital Services' cost of funds. This agreement is automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. The total amount outstanding on this credit facility, including accrued interest payable, was $111 million and $190 million as of December 31, 2003 and 2002, respectively. Interest accrued on such borrowings at an annual weighted-average interest rate of 1.2% and 1.9% for the years ended December 31, 2003 and 2002, respectively. No interest was paid in 2003, 2002 or 2001.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

9.   Borrowings

In February 1996, we issued $600 million of senior unsecured debt securities at 7% per annum, which are not redeemable prior to maturity on February 15, 2026. We received $556 million in net proceeds from these notes (after deduction of underwriting discounts, commissions, the original issue discount and cost of an interest rate "lock" contract), which was used to repay short-term borrowings.

In March 1999, we issued $400 million of redeemable senior unsecured debt securities at 6.45% per annum that are scheduled to mature on March 1, 2019. We received $395 million in net proceeds from the issuance of these notes (after deduction of underwriting discounts and commissions), which was used to repay outstanding short-term borrowings under the intercompany revolving credit agreement with GE Capital Services.

In June 2000, we issued $350 million of redeemable senior unsecured debt securities at 7.5% per annum, that are scheduled to mature on June 15, 2010 and $350 million of redeemable senior unsecured debt securities at 7.75% per annum that are scheduled to mature on June 15, 2030. We received $691 million in net proceeds from the issuance of these notes (after deduction of underwriting discounts and commissions), which was used to repay outstanding short-term borrowings under an interim loan agreement with GE Capital Corporation.

Total interest paid on borrowings was $121 million in each of the years 2003, 2002 and 2001.

We entered into a one year $250 million letter of credit facility on December 30, 2003 with a syndicate of banks lead by Sun Trust Bank as the issuing bank. The facility is fully allocated to provide collateral with respect to amounts due from foreign reinsurers to prevent a reduction in statutory capital in certain of our domestic insurance subsidiaries.

10.  Supplemental Financial Statement and Reinsurance Data

Insurance premiums written and earned in 2003, 2002 and 2001 and life insurance in-force as of December 31, 2003, 2002 and 2001 are summarized as follows:

   (In millions)                                                  Insurance Premiums Written
                                                         ------------------------------------------
                                                            Property/       Life          Total
                                                            Casualty
                                                         ------------- ------------- --------------
   2003:
     Direct                                                $   2,971     $       -     $   2,971
     Assumed                                                   5,221         3,367         8,588
     Ceded                                                    (1,432)         (398)       (1,830)
                                                         ------------- ------------- --------------
     Net                                                   $   6,760     $   2,969     $   9,729
                                                         ============= ============= ==============

   2002:
     Direct                                                $   2,687     $      -      $   2,687
     Assumed                                                   5,759         2,574         8,333
     Ceded                                                    (2,675)         (453)       (3,128)
                                                         ------------- ------------- --------------
     Net                                                   $   5,771     $   2,121     $   7,892
                                                         ============= ============= ==============

   2001:
     Direct                                                $   1,857     $       9     $   1,866
     Assumed                                                   6,092         2,408         8,500
     Ceded                                                    (2,398)         (576)       (2,974)
                                                         ------------- ------------- --------------
     Net                                                   $   5,551     $   1,841     $   7,392
                                                         ============= ============= ==============

                                        42

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES


  (In millions)

                                                              Insurance Premiums Earned
                                                         -------------------------------------------------------
                                                           Property/        Life          Total         Life
                                                           Casualty                                    Insurance
                                                         ------------- ------------- --------------    In-Force
   2003:
     Direct                                                $   2,755     $       -     $   2,755    $         -
     Assumed                                                   5,486         3,389         8,875        827,533
     Ceded                                                    (1,283)         (346)       (1,629)      (229,997)
                                                         ------------- ------------- -------------- -------------
     Net                                                   $   6,958     $   3,043     $  10,001    $   597,536
                                                         ============= ============= ============== =============

   2002:
     Direct                                                $   2,383     $       -     $   2,383    $        -
     Assumed                                                   5,804         2,641         8,445        917,110
     Ceded                                                    (2,520)         (521)       (3,041)      (288,603)
                                                         ------------- ------------- -------------- -------------
     Net                                                   $   5,667     $   2,120     $   7,787    $   628,507
                                                         ============= ============= ============== =============

   2001:
     Direct                                                $   1,812     $      10     $   1,822    $         -
     Assumed                                                   5,916         2,448         8,364        624,668
     Ceded                                                    (2,426)         (575)       (3,001)      (176,593)
                                                         ------------- ------------- -------------- -------------
     Net                                                   $   5,302     $   1,883     $   7,185    $   448,075
                                                         ============= ============= ============== =============

Claims, claim expenses and policy benefits incurred in 2003, 2002 and 2001 are summarized as follows:

   (In millions)                                          Property/       Life          Total
                                                          Casualty
                                                         ------------- ------------- --------------
   2003:
      Direct                                               $   1,709     $       -     $   1,709
      Assumed                                                  4,395         2,772         7,167
      Ceded                                                     (644)         (320)         (964)
                                                         ------------- ------------- --------------
      Net                                                  $   5,460     $   2,452     $   7,912
                                                         ============= ============= ==============

   2002:
      Direct                                               $   1,814     $       -     $   1,814
      Assumed                                                  6,816         2,232         9,048
      Ceded                                                   (1,198)         (382)       (1,580)
                                                         ------------- ------------- --------------
      Net                                                  $   7,432     $   1,850     $   9,282
                                                         ============= ============= ==============

   2001:
      Direct                                               $   2,689     $       -     $   2,689
      Assumed                                                  7,588         2,073         9,661
      Ceded                                                   (4,888)         (487)       (5,375)
                                                         ------------- ------------- --------------
                                                         ------------- ------------- --------------
      Net                                                  $   5,389     $   1,586     $   6,975
                                                         ============= ============= ==============

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

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

During each of the years in the three-year period ended December 31, 2003, we entered into aggregate excess-of-loss reinsurance treaties providing coverage when company-wide accident year loss ratios exceed the attachment point specified in the respective contracts. In general, the terms of these aggregate treaties require the payment of an initial premium to our reinsurers upon inception of the contract. On these contracts, we also pay additional contingent premiums when we incur losses that are subject to recovery under the treaty. Alternatively, certain contracts allow for the required additional contingent premiums to be paid to our reinsurers (plus financing charges) when we settle the related losses and loss expenses (often many years after the incurred date). Other than the referenced contingent premiums paid or accrued at the time a claim for recovery is recognized (plus financing costs, if applicable), we are not obligated to pay any additional future premiums under the terms of these aggregate treaties.

During 1999 through 2001, accident year loss ratios exceeded the attachment point specified in our aggregate excess-of-loss reinsurance contracts and, accordingly, we have accrued for the expected recovery on an undiscounted basis (consistent with our establishment of the related undiscounted reserves--a GAAP requirement). Additionally, during 2002, 2001 and 2000 the recognition of adverse development related to prior year loss events resulted in additional recoveries being accrued under the aggregate contracts. As of December 31, 2002, the coverage under the 1999, 2000 and 2001 aggregate contracts had been substantially exhausted. No claim is currently anticipated with respect to the 2002 or 2003 aggregate contracts as the accident year losses and loss expenses recognized to date are less than the attachment point specified in such contracts.

Our insurance businesses remain liable to their policyholders if the reinsurers they cede to are unable to meet their contractual obligations under the applicable reinsurance agreements. To minimize our exposure to significant losses from reinsurance insolvencies, we routinely evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Of the $9.6 billion of consolidated reinsurance recoverables at December 31, 2003, approximately 36% is due from 4 specific retrocessionaires, primarily in connection with our aggregate excess of loss retrocession program. All of these retrocessionaires are large, highly rated reinsurance entities or members of similarly rated reinsurance groups. At this time, we do not anticipate that any significant portion of recorded reinsurance recoverables will be uncollectible.

11.  Stockholder's Equity

ERC has issued 11,673 shares of $100,000 par value, nonredeemable, voting preferred stock to GE Capital Corporation. This preferred stock accrues preferential and cumulative dividends at an annual rate of 7.5%. ERC may, upon approval by its Board of Directors, redeem the preferred stock, in whole or in part, at 100% of the par value of the preferred stock plus all dividends accrued thereon to the date of redemption. Preferred stock dividends paid by ERC totaled $88 million in each of the years 2003, 2002 and 2001. These dividends are included in the Consolidated Statement of Earnings as "Minority interest in net earnings of consolidated subsidiaries."

GE Global Insurance has issued 1,500 shares of $100,000 par value, nonvoting, cumulative preferred stock to GE Capital Corporation. Dividends on the preferred stock are paid at a rate of 5% per annum if, as and when declared by our Board of Directors, and totaled $7.5 million in each of the years 2003, 2002 and 2001.

In December 2003, our parent, GE Capital Services, contributed 100% of the outstanding stock of Coregis Group, Inc. ("Coregis") to us. We accounted for Coregis prospectively, using the carrying values on the books of GE Capital Services. Coregis was not material to our financial position or operations for any previous period, and we therefore did not restate our financial statements to reflect the combination before December 2003.

In December 2002, we received a capital contribution from our parent, GE Capital Services, totaling $1.8 billion in exchange for the issuance of 600 additional shares of common stock. This capital contribution was made to replenish capital sufficient to cover the after-tax impact of the $2.5 billion charge taken in the fourth quarter to strengthen prior year claim reserves.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

During 2001, we received capital contributions from our parent, GE Capital Services, totaling $580 million-$400 million in the form of cash and $180 million in the form of other assets. The $400 million capital contribution was made to replenish capital sufficient to cover estimated after-tax losses associated with the events of September 11, 2001.

12.   Statutory Accounting Practices

ERC and its U.S. insurance company subsidiaries are domiciled in Missouri and Kansas, GE Re is domiciled in Illinois, Medical Protective Company ("Medical Protective," a subsidiary of Medical Protective Corporation) and Coregis Insurance Corporation ("Coregis," a subsidiary of Coregis Holding Corporation) are domiciled in Indiana and CORE Insurance Company ("CORE Insurance," the U.S. insurance company subsidiary of CORE) is domiciled in Vermont. U.S. statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the respective state insurance departments. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. As of December 31, 2003, there were no significant permitted accounting practices that vary from prescribed accounting practices being utilized by our U.S. insurance company subsidiaries.

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

Statutory surplus and net income (loss) for our U.S. insurance company subsidiaries are summarized in the following chart. The significant decrease in the statutory surplus for the life and annuity subsidiaries of ERC is primarily attributable to 1) the December 2003 sale of ERC Life and 2) the related distribution of the common stock of ERC Life's wholly-owned subsidiary, Employer's Re Corporation (UK) Limited, to GE Global (see Note 3). Additionally, as discussed in Note 11, Coregis was contributed to Ge Global in 2003.


   (In millions)                                                December 31,
                                                         ---------------------------
                                                             2003          2002
                                                         ------------- -------------
      Statutory surplus:
      ERC                                                  $   5,119     $   4,432
      Property and casualty subsidiaries of ERC                  384           344
      Life and annuity subsidiaries of ERC                       377         1,170
      Other                                                    1,340         1,038

As of December 31, 2003, in addition to the statutory surplus of our U.S. domiciled insurance company subsidiaries reflected in the chart above, Employers Re Corporation (UK) Limited (which became a direct subsidiary of GE Global Insurance in 2003) had statutory surplus of approximately $395 million. As of December 31, 2002, the surplus of this entity was included in the life and annuity subsidiaries of ERC.

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

   (In millions)                                                  Year ended December 31,
                                                         ------------------------------------------
                                                               2003          2002         2001
                                                         ------------- ------------- --------------
    Net income (loss):
      ERC                                                  $     793(1)    $ (1,056)(2)  $ (40)
      Property and casualty subsidiaries of ERC                   20            (42)        40
      Life and annuity subsidiaries of ERC                       (33)          (211)       270
      Other                                                       (6)          (315)         3

1 Adjusted to include $1,548 unrealized gain effect from sale of ERC Life, which is reported directly to surplus for statutory purposes.
2 Adjusted to exclude effect of $1.8 billion intercompany dividend from ERC Life in 2002.

The payment of stockholder dividends by U.S. insurance companies without the prior approval of regulators is limited to formula amounts based on net investment income and/or net income, capital and surplus determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding 12 months. The maximum amount available for the payment of dividends during 2004 by ERC without prior regulatory approval is $512 million. Of this amount, $88 million is committed to pay dividends on the preferred stock issued by ERC to GE Capital Corporation. The maximum amount available for the payment of dividends during 2004 by our other U.S. domiciled insurance subsidiaries, (primarily Medical Protective Company and Coregis Insurance Company) without prior regulatory approval, is $64 million.

Each of our U.S. domiciliary state regulators have adopted the NAIC minimum risk-based capital requirements which are used by regulators to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance with risk-based capital requirements is defined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Each of our U.S. insurance company subsidiaries exceeded the minimum risk-based capital requirements at December 31, 2003.

Our international insurance company businesses prepare statutory financial statements based on local laws and regulations. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by our insurance company entities in some countries require licenses issued by governmental authorities. These licenses may be subject to modification or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may also impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

Effective January 1, 2001, certain of our international operations (licensed in the European Union ("EU") member states) were required to comply with the EU Directive on Supplementary Supervision of Insurance Undertakings in an Insurance Group. This directive is designed to address solvency issues for groups of insurance companies and supplements the solvency tests historically performed on individual insurance companies. The primary objective of this directive is to assess the overall capital available to the group, rather than on an individual company basis and identify potential risks. At December 31, 2003, our international insurance businesses that are subject to the EU Directive are in compliance with such, on both an individual and group basis.

13.  Contingencies

There are no pending legal proceedings beyond the ordinary course of business that, in our opinion, based on information available at the date of this report, would have a material adverse effect on our consolidated results of operations or financial condition, except as noted in the following paragraphs.

As a result of the September 11, 2001 terrorist attack, the World Trade Center complex in New York City ("WTC") was destroyed. Industrial Risk Insurers ("IRI"), an affiliate of ERC, was one of the primary insurers of the WTC with

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

a policy limit of $237 million. The principal lessee of the WTC is alleging that the damage to (i.e., the loss of) each of the "twin towers" was a separate occurrence, requiring payment of up to two times the policy limits. It is the contention of all insurers of the WTC that the policies were written in such a way that the loss constituted one occurrence. Suit has been filed by the insured in the United States District Court in New York seeking a declaratory judgment on this question. IRI is a party to this suit, as are several of ERC's reinsureds. Both IRI and ERC have retrocessional coverage on their exposure to WTC losses covering a portion of losses incurred. We believe there is compelling support for the contention that the loss constituted a single occurrence and we are prepared to defend this position vigorously. We have established claim reserves on this basis. In addition, we have provided reinsurance coverage to various other primary insurers of the WTC and if it is ultimately determined that the loss of each of the WTC towers constitutes a separate insured event, we may incur some level of additional claims as a result of this reinsurance coverage. We believe that our maximum exposure resulting from an unfavorable outcome to this matter is approximately $300 million.

In February 2004, the first phase of a three-part trial to determine the amount of property insurance coverage available as a result of the September 11, 2001 terrorist attack on the World Trade Center complex began in New York City. Phase I of the trial is limited to the issue of whether the parties agreed to bind coverage under the policy form originally provided by the insured's broker. IRI is clearly bound under its own policy language, and therefore IRI is not an active participant in Phase I. IRI will be actively involved in Phase II (number of occurrences) and Phase III (damages). Resolution of all three phases of the trial is expected in 2004.

ERC is in dispute with an insured involving approximately (pound)100 million of coverage. To date, ERC has made payments totaling approximately (pound)25 million under a reservation of rights, but has refused to pay anything further. ERC is contesting liability based on the manner in which claims are computed and is engaged in arbitration to settle the dispute. We are in the process of discovery with proceedings expected to begin in the third quarter of 2004. ERC has not posted additional reserves to cover amounts not paid to date.

ERC filed suit against a cedant seeking damages and rescission of a reinsurance contract covering non-standard auto insurance assumed by ERC. ERC asserts several legal theories to support its claims, including misrepresentation and negligence. The cedant filed a counterclaim asserting breach of contract and asserted that ERC's actions have, among other things, impacted its financial status. The cedant alleges the total amount due under the reinsurance contract could reach approximately $150 million. The case is in discovery and trial is expected in late 2004. We intend to pursue this matter vigorously.

In connection with the September 11, 2001 terrorist attack, we accrued a reinsurance recoverable of approximately $70 million under an arrangement with two retrocessionaires. During 2003, the retrocessionaires denied coverage on the grounds that they interpreted the underlying contracts to only provide coverage for natural events. We believe that there is compelling evidence supporting our position that such contracts also extended to certain other than natural events and, accordingly, have not adjusted our recorded reinsurance recoverable. We intend to pursue either binding arbitration or litigation to resolve this matter.

14.  Lease and Other Commitments

Our net rental expense under operating leases totaled $26 million, $26 million and $33 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

Following is a summary of the future minimum lease payments under operating leases as of December 31, 2003.

   (In millions)                                          Operating
                                                            Leases
                                                         --------------
   2004                                                    $      33
   2005                                                           31
   2006                                                           26
   2007                                                           21
   2008                                                           17
   Thereafter                                                     72
                                                         -------------
   Total                                                   $     200
                                                         =============

During 2003, we completed a sale-leaseback transaction involving two of our principal headquarters buildings. This transaction generated a $50 million gain, which was deferred and is being amortized as an offset to rent expense over the 15 year life of the new operating leases. These leases are effective January 1, 2004, and are included in the above table of future minimum lease payments as such leases were committed to in 2003 as part of the referenced sale-leaseback transaction.

In the normal course of business, we make commitments to fund future investments in certain venture capital partnerships. Such unfunded commitments totaled approximately $39 million at December 31, 2003 and are expected to be funded over the next 1-5 years.

15.  Derivatives and Other Financial Instruments

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

Cash Flow Hedges

Under SFAS 133, cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can arise from changes in interest rates or currency exchange rates. For example, certain loans used to finance our foreign operations are denominated in functional currencies other than the U.S. dollar reporting currency. To eliminate the currency exposure, we will contractually commit to pay a fixed rate of interest in the functional currency to a counterparty who will pay us a fixed rate of interest in the reporting currency (a "currency swap"). These currency swaps are then designated as a cash flow hedge of the associated foreign currency fixed rate loan. If, as would be expected, the derivative is perfectly effective in offsetting variability due to changes in currency exchange rates on the loans, changes in its fair value are recorded in a separate component in equity and released to earnings contemporaneously with the earnings effects of the hedged item. In 2003 and 2002, there were no amounts excluded from the measure of effectiveness and no earnings effect from ineffectiveness of cash flow hedges.

At December 31, 2003, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease in equity of $4 million, of which $1.4 million is expected to be transferred to earnings in 2004. In 2003 and 2002, there were no forecasted transactions that failed to occur.

Net Investment Hedges

The net investment hedge designation under SFAS 133 refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. We principally manage currency exposures that result from net investments in affiliates by funding assets denominated in local currency with debt

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

denominated in that same currency. In certain circumstances, such exposures are managed using currency forwards and, until the first quarter of 2001, cross currency swaps.

Derivatives Not Designated as Hedges

We must meet specific criteria in order to apply any of the three forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. Derivatives that do not qualify for hedge accounting are marked to market through earnings.

We use option contracts, including caps, floors and collars, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. Although these instruments are considered to be derivatives, their reconomic risk is similar to, and managed on the same basis, as other equity instruments that we hold.

Fair Value of Derivatives

At December 31, 2003, the fair value of derivatives in a gain position and recorded in "other assets" was $14 million and the fair value of derivatives in a loss position and recorded in "other liabilities" was $24 million.

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

Financial Instruments

Assets and liabilities that are reflected in the accompanying financial statements at fair value or for which fair values are disclosed elsewhere in the notes to the financial statements are not included in the following disclosure; such items include investments, cash, amounts due from or to related parties, accrued investment income, separate accounts, other receivables and payables and beginning in 2001, derivative financial instruments. Apart from certain of our borrowings and marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although we have made every effort to develop the fairest representation of fair values for this section, it would be unusual if the estimates could actually have been realized at December 31, 2003 or 2002. Other assets and liabilities--those not carried at fair value--are discussed below.

Borrowings - Based on discounted cash flows using current market rates which are comparable to market quotes.

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

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES


   (In millions)                     December 31, 2003                            December 31, 2002
                          -----------------------------------------    -----------------------------------------
                                     Assets (Liabilities)                         Assets (Liabilities)
                                 -------------------------------            -------------------------------

                          Notional  Carrying     Estimated Fair        Notional     Carrying     Estimated Fair
                          Amount    Amount           Value              Amount      Amount         Value
                          --------------------------------------------------------------------------------------
   Assets:
      Other cash financial
        instruments            (a)   $    58      $    58               (a)         $   131       $   131

   Liabilities:
      Borrowings (b)           (a)    (1,656)      (1,886)              (a)          (1,656)       (1,810)
      Investment                                                        (a)          (1,746)       (1,822)
      contracts                (a)    (1,506)      (1,510)
      Financial guaranty
        reinsurance        $ 1,190        (7)          (7)          $ 1,635             (17)          (17)

(a)  These financial instruments do not have notional amounts.
(b)  See Note 9.

16.  Segment Information

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

In the fourth quarter of 2003, we announced our intent to cease underwriting U.S. mortality business and all life and health business in Canada, Latin America and the Asia Pacific region in order to focus on lines of business that we believe offer the potential for higher investment returns. In addition, in December of 2003, we completed a transaction involving the sale of ERC Life--one of our domestic operating reinsurance entities within our Life Segment--to Scottish Re Holdings. Due to the timing of these actions, they did not have a significant impact on 2003 operating results.

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

Our industry segment activity is summarized as follows:

                                                                 2003 - Industry Segments
                                                         ------------------------------------------
   (In millions)                                          Property/        Life          Total
                                                           Casualty
                                                         ------------- ------------- --------------
   Net premiums written                                    $   6,760     $   2,969     $   9,729
                                                         ============= ============= ==============

   Net premiums earned                                     $   6,958     $   3,043     $  10,001
   Net investment income                                         788           415         1,203
   Net realized gains on investments                             198            26           224
   Other revenues                                                108            85           193
                                                         ------------- ------------- --------------
   Total revenues                                              8,052         3,569        11,621
                                                         ------------- ------------- --------------

   Claims, claim expenses and policy benefits                  5,460         2,452         7,912
   Insurance acquisition costs                                 1,387           716         2,103
   Other operating costs and expenses                            692           359         1,051
                                                         ------------- ------------- --------------
   Total costs and expenses                                    7,539         3,527        11,066
                                                         ------------- ------------- --------------

   Earnings before income taxes                            $     513     $      42     $     555
                                                         ============= ============= ==============

   Total assets at December 31                             $  40,440     $  12,102     $  52,542
                                                         ============= ============= ==============


   (In millions)                                                   2002 - Industry Segments
                                                         ------------------------------------------
                                                            Property/
                                                            Casualty        Life          Total

   Net premiums written                                    $   5,771     $   2,121     $   7,892
                                                         ============= ============= ==============

   Net premiums earned                                     $   5,667     $   2,120     $   7,787
   Net investment income                                         680           392         1,072
   Net realized gains on investments                             234             7           241
   Other revenues                                                 53           123           176
                                                         ------------- ------------- --------------
   Total revenues                                              6,634         2,642         9,276
                                                         ------------- ------------- --------------

   Claims, claim expenses and policy benefits                  7,432         1,850         9,282
   Insurance acquisition costs                                 1,412           455         1,867
   Other operating costs and expenses                            643           239           882
                                                         ------------- ------------- --------------
   Total costs and expenses                                    9,487         2,544        12,031
                                                         ------------- ------------- --------------

   Earnings (loss) before income taxes                     $  (2,853)    $      98     $  (2,755)
                                                         ============= ============= ==============

   Total assets at December 31                             $  38,405     $  13,381     $  51,786
                                                         ============= ============= ==============

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

   (In millions)                                                   2001 - Industry Segments
                                                         ------------------------------------------
                                                            Property/
                                                            Casualty        Life          Total

   Net premiums written                                    $   5,551     $   1,841     $   7,392
                                                         ============= ============= ==============

   Net premiums earned                                     $   5,302     $   1,883     $   7,185
   Net investment income                                         833           369         1,202
   Net realized gains on investments                             380            56           436
   Other revenues                                                210           158           368
                                                         ------------- ------------- --------------
   Total revenues                                              6,725         2,466         9,191
                                                         ------------- ------------- --------------

   Claims, claim expenses and policy benefits                  5,389         1,586         6,975
   Insurance acquisition costs                                 1,397           433         1,830
   Other operating costs and expenses                            665           187           852
                                                         ------------- ------------- --------------
   Total costs and expenses                                    7,451         2,206         9,657
                                                         ------------- ------------- --------------

   Earnings (loss) before income taxes and cumulative
     effect of change in accounting principle              $    (726)    $     260     $    (466)
                                                         ============= ============= ==============

   Total assets at December 31                             $  33,611     $  11,507     $  45,118
                                                         ============= ============= ==============

Our business by geographic area is summarized in the following table. Allocations to the domestic geographic area include business related to the United States and Canada, as well as business written in the United States where the reinsured is outside the United States. International business includes business written by companies located outside the United States, predominantly in Europe.

   (In millions)                                                      Geographic Area
                                                         ------------------------------------------
                                                           Domestic    Inter-national    Total
                                                         ------------- ------------- --------------
   2003:
     Revenues                                              $   6,758     $   4,863     $  11,621
     Earnings (loss) before income taxes                        (116)          671           555
     Identifiable assets at December 31                       31,892        20,650        52,542

   2002:
      Revenues                                             $   5,994     $   3,282     $   9,276
      Loss before income taxes                                (2,115)         (640)
                                                                                     (2,755)
      Identifiable assets at December 31                      29,958        21,828        51,786

   2001:
     Revenues                                              $   5,829     $   3,362     $   9,191
     Earnings (loss) before income taxes and
        cumulative effect of change in accounting
        principle                                               (468)            2          (466)
     Identifiable assets at December 31                       27,489        17,629        45,118

                                52

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

17.  Unaudited Quarterly Financial Data

Our quarterly financial results and other data in 2003 and 2002 are summarized as follows:

   (In millions)                                                        Year ended December 31, 2003
                                                         --------------------------------------------------------
                                                              First        Second         Third         Fourth
                                                             Quarter       Quarter       Quarter        Quarter
                                                         ------------- ------------- -------------- -------------
   Net premiums earned                                     $   2,364     $   2,646     $   2,477      $   2,514
   Net investment income                                         296           287           311            309
   Total costs and expenses                                    2,510         2,890         2,694          2,972
   Net earnings                                                  134           123           150            249

                                                                        Year ended December 31, 2002
                                                         --------------------------------------------------------
                                                              First        Second         Third         Fourth
                                                             Quarter       Quarter       Quarter        Quarter
                                                         ------------- ------------- -------------- -------------

   Net premiums earned                                     $   1,991     $   1,719     $   2,116      $   1,961
   Net investment income                                         271           272           272            257
   Total costs and expenses                                    2,246         2,367         2,781          4,637
   Net earnings (loss)                                            85          (217)         (123)        (1,478)


                          Financial Statement Schedules

                                                                     Schedule II

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                  Condensed Financial Information of Registrant
                                (Parent Company)

                              Statement of Earnings

(In millions)                                                               Year ended December 31,
                                                                    ------------- ------------- -------------
                                                                        2003          2002          2001
                                                                    ------------- ------------- -------------
Revenues
Net investment income                                               $         8   $        11    $       12
Equity in undistributed earnings (losses)                                   797        (1,879)         (239)
Dividends from subsidiaries                                                   -                         136
                                                                                  253
Other income                                                                 42            26            21
                                                                    ------------- ------------- -------------
Total revenues                                                              847        (1,589)          (70)
                                                                    ------------- ------------- -------------

Costs and Expenses
Interest expense                                                            124           125           127
Other operating costs and expenses                                           88            75            52
                                                                    ------------- ------------- -------------
Total costs and expenses                                                    212                         179
                                                                                   200
                                                                   ------------- ------------- -------------

Earnings (loss) before income taxes                                         635        (1,789)         (249)

Income tax benefit                                                           21            56            54
                                                                    ------------- ------------- -------------

Net earnings (loss)                                                   $     656     $  (1,733)    $    (195)
                                                                    ============= ============= =============

See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                         Statement of Financial Position

(In millions)                                                                            December 31,
                                                                                  ------------- -------------
                                                                                     2003           2002
                                                                                  ------------- -------------
Assets
Cash                                                                                $       -     $      14
Investment in consolidated subsidiaries                                                 9,770         8,178
Short-term investments, at amortized cost                                                   -           166
Indebtedness of related parties                                                           118           215
Other assets                                                                              195            24
                                                                                  ------------- -------------

Total assets                                                                        $  10,083     $   8,597
                                                                                  ============= =============

Liabilities and equity
Other liabilities                                                                   $     223     $      87
Long-term borrowings                                                                    1,656         1,656
Indebtedness to related parties                                                           261           190
                                                                                  ------------- -------------
   Total liabilities                                                                    2,140         1,933
                                                                                  ------------- -------------

Preferred stock, $100,000 par value; authorized, issued and outstanding - 1,500
   shares                                                                                 150           150
Common stock, $5,000 par value; authorized, issued and outstanding - 1,600
   shares                                                                                   8             8
Paid-in capital                                                                         3,557         3,222
Retained earnings                                                                       3,911         3,262
Accumulated unrealized gains on investment securities (a)                                 263           149
Accumulated foreign currency translation adjustments (a)                                   57          (138)
Additional minimum pension liability (a)                                                  (10)            -
Derivatives qualifying as hedges (a)                                                        7            11
                                                                                  ------------- -------------
   Total stockholder's equity                                                           7,943         6,664


Total liabilities and equity                                                        $  10,083     $   8,597
                                                                                  ============= =============

(a) The sum of accumulated unrealized gains on investment securities, accumulated foreign currency translation adjustments, additional minimum pension liability and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," as shown in the Consolidated Statement of Stockholder's Equity, and was $317 million and $22 million at year-end 2003 and 2002, respectively.

See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

            Condensed Financial Information of Registrant (continued)
                                (Parent Company)

                             Statement of Cash Flows

(In millions)                                                               Year ended December 31,
                                                                    -----------------------------------------
                                                                        2003          2002          2001
                                                                    ------------- ------------- -------------
Cash Flows From Operating Activities
Net earnings (loss)                                                   $     656     $  (1,733)    $    (195)
Adjustments to reconcile net earnings (loss) to cash
   from (used for) operating activities:
     Equity in undistributed earnings                                      (797)        1,879           239
     Other, net                                                             (97)            6           (12)
                                                                    ------------- ------------- -------------
   Cash from (used for) operating activities                               (238)          152            32
                                                                   ------------- ------------- -------------


Cash Flows From Investing Activities
Fixed maturity securities available-for-sale:
     Purchases                                                                -             -           (46)
     Sales                                                                    -             5            33
Net (purchases) sales of short-term investments                             166          (154)           77
Capital contribution to subsidiary                                            -           (80)            -
Investments in consolidated subsidiaries                                      -             -          (440)
Other investing activities                                                   (5)           (8)            -
                                                                    ------------- ------------- -------------
   Cash from (used for) investing activities                                161          (237)         (376)
                                                                    ------------- ------------- -------------

Cash Flows From Financing Activities
Proceeds from related party borrowings                                      150            82             -
Payments on related party borrowings                                        (80)            -           (26)
Capital contributions received                                                -             -           400
Dividends paid                                                               (7)           (7)           (7)
                                                                    ------------- ------------- -------------
   Cash from financing activities                                            63            75           367
                                                                    ------------- ------------- -------------

Increase (decrease) in cash                                                 (14)          (10)           23
Cash at beginning of year                                                    14            24             1
                                                                    ------------- ------------- -------------
Cash at end of year                                                           -     $      14     $      24
                                                                    ============= ============= =============


See Notes to Condensed Financial Information of Registrant.

                                                                     Schedule II

                    GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES


             Notes to Condensed Financial Information of Registrant
                                (Parent Company)


1.   Basis of Presentation

GE Global Insurance Holding Corporation ("GE Global Insurance") is principally a holding company, with its primary assets being its 100% investment in the common stock of the following insurance-related entities: 1) Employers Reinsurance Corporation, a Missouri-domiciled property and casualty reinsurance company, 2) GE Reinsurance Corporation, an Illinois-domiciled property and casualty reinsurance company principally doing business through intermediaries, 3) Medical Protective Corporation, an Indiana-domiciled insurance holding company,
4) CORE Insurance Holdings, a Delaware-domiciled reinsurance holding company, whose underlying reinsurance operations are in run-off, 5) Coregis Group, Inc., an Indiana-domiciled insurance holding company and 6) Employers Re Corporation (U.K.) Life, a U.K.-domiciled insurance holding company. These direct subsidiaries, in turn, own 100% of the common stock of various other property and casualty insurance/reinsurance and life reinsurance companies.

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

2.       Dividends from Subsidiaries

Cash dividends paid to GE Global Insurance by its consolidated subsidiaries were $35 million, $253 million and $136 million in 2003, 2002 and 2001 respectively.

                                                                    Schedule III

                     GE GLOBAL INSURANCE HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                       Supplementary Insurance Information

    Column A                    Column B          Column C            Column D       Column E           Column F

   -------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
                                                Claims and
                                Deferred      Claim Expenses
                                Insurance        and Future
                               Acquisition     Policy Benefit       Unearned        Accumulated      Net Premiums
(In millions)                     Costs           Reserves          Premiums      Contract Values       Earned
                             ---------------- ----------------- ----------------- ---------------- -----------------
December 31, 2003:
   Property/Casualty            $       425      $    24,219       $     3,093       $        -       $     6,958
   Life                               1,489            4,905               145             2,460            3,043
                             ---------------- ----------------- ----------------- ---------------- -----------------
   Total                        $     1,914      $    29,124       $     3,238       $     2,460      $    10,001
                             ================ ================= ================= ================ =================

December 31, 2002:
   Property/Casualty            $       493      $    23,839       $     3,038       $         -       $    5,667
   Life                               1,389            5,170               193             2,826            2,120
                             ---------------- ----------------- ----------------- ---------------- -----------------
   Total                        $     1,882      $    29,009       $     3,231       $     2,826        $   7,787

                             ================ ================= ================= ================ =================

December 31, 2001:
   Property/Casualty            $       504      $    20,882        $    2,598       $         -      $     5,302
   Life                               1,111            4,116               165             2,909            1,883
                             ---------------- ----------------- ----------------- ---------------- -----------------
   Total                        $     1,615      $    24,998        $    2,763       $     2,909      $     7,185

                             ================ ================= ================= ================ =================



                                Column G          Column H          Column I         Column J          Column K

  --------------------------  ---------------- ----------------- ----------------- ---------------- -----------------
                             Net Investment    Claims, Claim    Amortization of
                                                                    Deferred           Other
                                                Expenses and       Insurance         Operating
                                              Policy Benefits     Acquisition        Costs and       Net Premiums
                                 Income           Incurred           Costs           Expenses          Written
                             ---------------- ----------------- ----------------- ---------------- -----------------
December 31, 2003:
   Property/Casualty            $       788      $     5,460       $     1,387       $       692      $     6,760
   Life                                 415            2,452               716               359
                             ---------------- ----------------- ----------------- ----------------
   Total                        $     1,203      $     7,912       $     2,103       $     1,051
                             ================ ================= ================= ================

December 31, 2002:
   Property/Casualty            $       680      $     7,432       $     1,412       $       643      $     5,771
   Life                                 392            1,850               455               239
                             ---------------- ----------------- ----------------- ----------------
   Total                        $     1,072      $     9,282       $     1,867       $       882
                             ================ ================= ================= ================


December 31, 2001:                                                                             $
   Property/Casualty            $       833      $     5,389       $     1,397    665                 $     5,551
   Life                                 369            1,586               433               187
                             ---------------- ----------------- ----------------- ----------------
   Total                        $     1,202      $     6,975       $     1,830       $       852
                             ================ ================= ================= ================

                                        59

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  GE GLOBAL INSURANCE HOLDING CORPORATION

March 1, 2004                     By:      /s/ Marc A. Meiches
                                              -----------
                                               Marc A. Meiches
                               Senior Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

       Signatures                    Title                          Date
-----------------------


 /s/ RONALD R. PRESSMAN    President, Chief Executive         March 1, 2004
                                Officer and Director
-----------------------   (Principal Executive Officer)
     Ronald R. Pressman


/s/ MARC A. MEICHES        Senior Vice President, Chief       March 1, 2004
-----------------------      Financial Officer and Director
     Marc A. Meiches      (Principal Financial Officer)


/s/ DENNIS D. DAMMERMAN          Chairman                     March 1, 2004
----------------------
   Dennis D. Dammerman


/s/ JAMES A. PARKE               Director                     March 1, 2004
----------------------
   James A. Parke


/s/ WILLIAM J. STEILEN     Vice President and Controller      March 1, 2004
----------------------
 William J. Steilen       (Principal Accounting Officer)